Form 10-Q
period 1995-03-31
INTEK DIVERSIFIED CORP
filed 1995-05-15
CIK 50977

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended MARCH 31, 1995

                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______ to ________


                     Commission File Number 0-9160


                     INTEK DIVERSIFIED CORPORATION
       (Exact name of registrant as specified in its charter)

            Delaware                           04-2450145
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)        Identification No.)

   970 West 190th Street, Suite 720
   Torrance, California                              90502
   (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number:  (310) 366-7735

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X    No
                                ------     ------

   The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of April 30, 1995, is 8,916,449 shares.


PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995 AND FOR THE
              PERIOD FROM INCEPTION (FEBRUARY 4, 1994)
                  THROUGH MARCH 31,1994 (UNAUDITED)

                                              UNAUDITED
                                               March 31
                                      --------------------------
                                          1995          1994
                                      ------------  ------------
Net Sales                             $    307,048         -
Cost of goods sold                         277,839         -
                                      ------------  ------------
Gross Profit                                29,209         -

Selling, general and administrative
   expense                                 775,164        53,301
                                      ------------  ------------
Operating loss                            (745,955)      (53,301)

Other income (expense):
  Interest                                 (73,457)         -
  Other                                      5,750          -
                                      ------------  ------------
Loss from continuing operations           (813,662)      (53,301)

  Gain from sale of discontinued
            operations                   1,339,860
                                      ------------  ------------

Net profit (loss)                      $   526,198   $   (53,301)
                                      ============  ============

Per Share Data:
  Continuing Operations                 $     (.09)         (.02)
  Discontinued Operations               $      .15    $      -
                                      ------------  ------------
Net Profit (loss) per share             $      .06    $     (.02)
                                      ============  ============

Weighted average shares outstanding      8,916,449     2,816,449
                                      ============  ============

The accompanying notes are an integral part of these consolidated statements.

PAGE

          INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                (A DEVELOPMENT STAGE ENTERPRISE)

              CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 1995 (Unaudited) and December 31, 1994


                             ASSETS

                                      UNAUDITED
                                       March 31,     December 31,
                                         1995            1994
                                     ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents          $  3,052,253    $  1,557,363
  Accounts receivable, net of
    allowance for doubtful accounts
    of $35,287 in 1994                    799,294         921,539
  Note receivable, current portion        219,370          67,500
  Inventories                           1,158,506       1,127,127
  Prepaid expenses and other
    current assets                        116,853         483,387
  Assets held for sale                  2,792,615       4,334,183
                                     ------------    ------------
      Total current assets              8,138,891       8,491,099
                                     ------------    ------------


EQUIPMENT, AT COST                      1,626,896         794,217
Less--Accumulated Depreciation             55,240          22,641
                                     ------------    ------------
                                        1,571,656         771,576
                                     ------------    ------------


                                     $  9,710,547     $ 9,262,675
                                     ============    ============



The accompanying notes are an integral part of these consolidated statements.




PAGE

        INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
               (A DEVELOPMENT STAGE ENTERPRISE)

            CONDENSED CONSOLIDATED BALANCE SHEETS
       March 31, 1995 (Unaudited) and December 31, 1994

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                       UNAUDITED
                                       March 31,    December 31,
                                         1995           1994
                                     ------------    ------------

CURRENT LIABILITIES:
  Accounts payable                     $  360,193    $    355,354
  Accrued liabilities                   1,651,900       1,733,932
  Related party payable                 1,290,946       1,292,079
  Note payable                          2,500,000       2,500,000
                                     ------------    ------------
    Total current liabilities           5,803,039       5,881,365

DEFERRED INCOME TAXES                     116,300         116,300
                                     ------------    ------------

SHAREHOLDERS  EQUITY:
  Common stock, $.01 par value
    Authorized - 9,000,000 shares
    Issued - 9,382,531 shares
    in 1994 and 1995                       93,825          93,825
  Capital in excess of par value        4,880,316       4,880,316
  Treasury stock, at cost - 466,082
    shares in 1994 and 1995              (770,391)
(770,391)
  Retained (deficit)                     (412,542)
(938,740)
                                     ------------    ------------
      TOTAL STOCKHOLDER EQUITY          3,791,208       3,265,010
                                     ------------    ------------
                                     $  9,710,547    $  9,262,675
                                     ============    ============





The accompanying notes are an integral part of these consolidated statements.

PAGE

         INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                (A DEVELOPMENT STAGE ENTERPRISE)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)
      AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994)
                THROUGH MARCH 31, 1994 (UNAUDITED)

                                           UNAUDITED   UNAUDITED
                                              1995        1994
                                          ----------- -----------
Cash Flows From Operating Activities:
  Net profit (loss)                       $  526,198   $(53,301)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
      Depreciation                            32,599        345
      Gain from sale of assets
        held for sale                     (1,339,860)        -
  Changes in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                    122,245         -
      Inventory                              (31,379)        -
      Prepaid expenses and
        other current assets                 366,534         -
    Increase (decrease) in:
      Accounts payable                         4,839      33,342
      Accrued liabilities                    (82,032)        -
                                            --------- ----------
      Total Adjustments                     (927,054)     33,687
                                         ------------ ----------
      Net cash used in operating
        activities                          (400,856)    (19,614)

Cash flows from investing activities:
    Capital expenditures                    (832,679)    (81,568)
    Net change in assets held for sale       195,116         -
    Proceeds from sale of discontinued
      operations                           2,686,312         -
    Proceeds from notes receivable            15,000         -
    Notes receivable from sale of
      discontinued operations               (166,870)        -
                                        ------------- ----------
      Net cash provided by (used in)
        investing activities               1,896,879     (81,568)

Cash flows from financing activities:
    Issuance of common stock                     -       500,000
     Related party payable                    (1,133)       -
                                         ------------ ----------
      Net cash provided by
        financing activities                  (1,133)   500,000
                                         ------------ -----------
Net increase in cash and
  cash equivalents                          1,494,890    398,818
Cash and cash equivalents at
  beginning of period                       1,557,363         -
                                          ------------ ----------
Cash and cash equivalents at
  end of period                           $  3,052,253   $398,818
                                        ============= ===========


The accompanying notes are an integral part of these consolidated statements.

PAGE

          INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND FOR THE
            PERIOD FROM INCEPTION (FEBRUARY 4, 1994)
                      THROUGH MARCH 31, 1994


(1) PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the condensed consolidated financial statements for the interim periods presented taken as a whole. These adjustments are of a normal and recurring nature. The results of the interim periods are not necessarily indicative of results to be expected for the entire year.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. PRINCIPLES OF CONSOLIDATION

INTEK Diversified Corporation (INTEK or the Company) was incorporated in 1969 and had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Corporation
(Olympic).

On September 23, 1994, a newly formed, wholly-owned, subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. (Simrom), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock. Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the Merger). After the merger of Simrom into Romnet, Inc., the surviving corporation changed its name to Roamer One, Inc. (Roamer One) and redirected the focus of the Company and its resources to the development of the Roamer One business and the telecommunications industry and to discontinue and divest the operations of Olympic Plastics. Since the former PAGE shareholders of Roamer One retain more than a 50 percent controlling interest in the surviving company (INTEK), the business combination is being treated as a reverse merger for accounting purposes, with Roamer One considered the acquiring company, although INTEK is the surviving company under corporate law.

The consolidated financial statements for the three months ended
March 31, 1995 include the accounts of INTEK, and its wholly-owned subsidiaries:
Olympic Plastics, Roamer One, IDC
International Corporation (IDC), and IMCX Corporation (IMCX).
Olympic s assets are reported as Assets Held for Sale. The
Consolidated Statement of Operations and the Condensed
Consolidated Statement of Cash Flow for the period from inception
(February 4, 1994) through March 31, 1994 include only the accounts of Roamer One, consistent with the reverse merger accounting treatment. All significant intercompany accounts and transactions have been eliminated in consolidation.

    b. DESCRIPTION OF BUSINESS

The Company's principal subsidiary, Roamer One, is engaged in developing and operating Specialized Mobile Radio (SMR) systems within the United States on the recently licensed 220 to 222 MHz
(220 MHz) narrowband spectrum.

    c. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    d. INVENTORIES

Inventories are stated at the lower of cost or market

    e. EQUIPMENT, AT COST

Depreciation is provided on the straight-line method over the estimated useful lives of the assets which are five to ten years.
Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

    f. INCOME TAXES

There was no provision for income taxes for the quarter ended March 31, 1995. The Company is expecting an "ordinary" loss for the current fiscal year and this, combined with net operating loss carryforwards from the previous years, are expected to offset any current tax liability. Deferred income taxes remain unchanged from December 31, 1994.

PAGE

The Company and its subsidiaries file consolidated Federal and combined state income tax returns. Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change to the liability method of computing deferred income taxes.

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

    g. NET PROFIT (LOSS) PER SHARE

The net profit (loss) per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

    h. RECLASSIFICATIONS

Certain amounts in the December 31, 1994 Consolidated Financial
Statements have been reclassified to conform with the current period presentation.

(3) INVENTORIES

Inventories at March 31, 1995 and December 31, 1994, consist of work in process.

(4) RELATED PARTY TRANSACTIONS

Pursuant to an agreement, INTEK pays an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York, a shareholder of the Company. Peter Paul Corporation, Inc., makes the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without dditional compensation. The agreement expires on December 31, 1999. For the three months ended March 31, 1995, INTEK paid Peter Paul Corporation, Inc. $50,000.

For the three months ended March 31, 1995, INTEK incurred and paid $30,000 to Roamer One Holdings, Inc., a shareholder of INTEK and a company controlled by Nicholas R. Wilson, Chairman of the Board. In addition, the Company paid $30,000 to Roamer One Holdings, Inc. that had been accrued as of December 31, 1994.

For the three months ended March 31, 1995, INTEK incurred and paid $30,000 to Simmonds Communications Limited (Simmonds), a shareholder of the Company, for management services. In addition,

PAGE
the Company paid $30,000 to Simmonds that had been accrued as of December 31, 1994.

On March 9, 1995, INTEK announced that it had entered into a letter of intent to acquire the wireless communications business of Simmonds. Under the terms of the proposed transaction, Simmonds will sell to INTEK all of its wireless communications business including Midland International Corporation (Midland) of Kansas City, Missouri, the operating assets of Midland International Limited, and SCL Systems. Midland is a distributor and value added reseller of wireless communication products for the professional land mobile radio market and the consumer citizen band and marine radio markets. Midland International Limited is a Canadian corporation which distributes Midland wireless communication products in Canada and internationally. SCL Systems is a systems integrator for large, wide area wireless communications networks. The transaction is subject to the approval of the Boards of Directors of Simmonds and INTEK, due diligence, regulatory approval, and shareholder approval, and final negotiation of a definitive agreement by June 30, 1995.

The law firm of Kohrman Jackson & Krantz, of which Steven L.
Wasserman is a Principal, renders legal services to INTEK and its subsidiaries for which it received fees of $10,000 during the three months ended March 31, 1995 from INTEK.

For the three months ended March 31, 1995, Roamer One was invoiced $1,028,584 for radio equipment and installation services from Simmonds. Previous accounts payable for equipment totaled $1,212,300. During the three months ended March 31, 1995, Roamer One made payments to Simmonds totaling $994,716 leaving an ending accounts payable balance of $1,246,168. This amount is included in related party payable.

(5) NOTE PAYABLE

In November 1994, INTEK borrowed $2,500,000 against a short-term promissory note from Noramco Mining Corporation (now known as Quest Capital Corporation). The 12 percent note was due and payable in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. The maturity of the note has been extended such that the full $2,500,000 is due and payable on or before June 30, 1995. In consideration of the loan extension the Company has agreed to issue 182,000 shares of common stock subject to certain restrictions. Quest Capital Corporation will return up to 82,000 shares in the event that certain early payment terms are met. The loan is secured by a first mortgage on the real property owned by Olympic Plastics and a guarantee from Simmonds. In return for its guarantee, INTEK has agreed to provide Simmonds with a pledge of Olympic Plastic s common shares and a second mortgage on the real property.


PAGE

(6) COMMITMENTS

As of March 31, 1995, Roamer One has entered into 56 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the SMR systems. These leases generally have a five year term, with three consecutive five-year extension periods upon the mutual agreement of the parties.

As of March 31, 1995, future minimum lease payments are as follows:


    1995        $  405,070
    1996           398,714
    1997           370,611
    1998           296,386
    1999           275,359
                ----------
                $1,746,140
                ==========

In November 1994, INTEK entered into a management services agreement with Quest Capital Corporation to provide services in corporate finance and managing corporate restructuring. In consideration for these services, INTEK paid $1,000 and issued 100,000 shares of common stock, which are subject to certain restrictions. In connection with the issuance of the 100,000 shares of common stock, INTEK entered into a registration rights agreement pursuant to which Quest Capital Corporation is entitled to certain registration rights.

(7) MAJOR CUSTOMERS

Roamer One has commenced construction and management of 220 MHz Specialized Mobile Radio systems pursuant to Management Agreements. Of these agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During the three months ended March 31, 1995, billing to 5 licensees for site equipment, construction and installation accounted for 100% of consolidated net sales. The Company expects to deliver at least 50 systems to its major customer, Voice Data Communication, (VDC) prior to the FCC deadline of December 31, 1995. As of March 31, 1995, a total of 10 systems had been delivered and invoiced to VDC at a gross profit of $65,743.

(8) DISCONTINUED OPERATIONS

Subsequent to the September 23, 1994 merger with Roamer One, the Company decided to redirect its business from fabricating and selling plastic products, primarily by injection and compression molding of various plastic resins, to customers in the electronics aerospace and commercial aircraft markets to the business of developing and managing a Specialized Mobile Radio Network in the United States utilizing the recently licensed 220 MHz narrowband spectrum. Consequently, during the first half of 1995, the Company has entered into agreements to sell its machinery, equipment and inventory to four separate buyers. Pursuant to the agreements, the buyers will pay to INTEK $3,274,000 for equipment plus the book value of inventory.

As of March 31, 1995, the Company had completed two sales totaling $2,853,182 for equipment and inventory. The Company received cash of $2,686,312 and accepted a non-interest bearing note in the amount of $166,870 with monthly payments and a maturity date of September, 1995. Of the proceeds, $263,000 were applied against a note payable secured by Olympic Plastics assets.

(9) SUBSEQUENT EVENTS

INTEK and Roamer One have entered into a Financing Agreement and related agreements with Linear Modulation Technology Limited ("LMT"), a division of Securicor located in Bath, England, and SCL providing for the financing and delivery of 200 base station repeaters and 3,600 mobile radios to be manufactured by Securicor. Under the terms of the agreement, Securicor (or LMT) will deliver approximately $2,900,000 worth of base station equipment and $1,100,000 worth of mobile radios in exchange for an equal value of the Company s stock; the number of shares of which will be determined by the lower of market value at the time of completed delivery or the date of the agreement. The balance of the order will be financed over a period of 12 months and supported by 4 separate letters of credit issued by the Company in the amount of $750,000 each. The total value of the transaction is approximately $7,000,000. The conversion of $4,000,000 in debt to equity by Securicor is contingent upon the signing of a definitive merger agreement between Simmonds and INTEK for the wireless business of Simmonds as outlined above.

In the event a merger agreement is not signed, Roamer One will be required to pay all outstanding invoices related to the Securicor equipment by August 15, 1995. If Roamer One defaults on this payment, then Simmonds will be obligated to pay Securicor for the equipment it has delivered to Roamer One. As security for the equipment it receives from Simmonds without remittance, Roamer One has granted Simmonds a collateral interest in the equipment, and the rights afforded by the Management Agreements, related to the sites where the equipment is installed. Roamer One has made an initial deposit of $1,000,000 to Simmonds against this extension credit.

Between April 1, 1995 and May 15, 1995, the Company repaid

$891,450 of its short-term obligation to Quest Capital Corporation, leaving a principal balance due of $1,608,550. As part of the early payment, INTEK will receive back approximately 38,000 shares of common stock pursuant to the early payment provisions of the loan extension agreement described in Footnote 5-"Note Payable".

Between April 1, 1995 and May 15, 1995, the Company completed two additional sales of Olympic Plastics assets totaling $1,014,302 for equipment and inventory. The Company received cash payments of $735,000 and two notes for the balance of the purchase price on one sale. One note is in the principal amount of $175,000 bearing interest at the rate of 10% per annum with monthly principal and interest payments and a maturity date of July, 1998. The second note is in the principal amount of $104,302 bearing interest at the rate of 10% per annum with three payments of interest and principal due in July, August, and September of 1995.

On April 18, 1995, Roamer One and Midland entered into a Memorandum of Understanding providing Midland with exclusive sales and distribution rights for all Roamer One private branded 220 MHz radio product in the United States. In connection with the agreement between Linear Modulation Technology (LMT) and Roamer One, LMT will supply Securicor radios bearing the Roamer One logo. An initial order of 3,600 units is to be shipped directly to Midland for distribution throughout their network of 220 MHz dealers. The radios will be purchased by Roamer One and Roamer One will pay a sales commission to Midland.






















PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
         PERIOD ENDED MARCH 31, 1995 AND FOR THE PERIOD
         FROM INCEPTION (FEBRUARY 4, 1994) THROUGH MARCH 31, 1994

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three month ended March 31, 1995 and as compared with the same period in 1994 as indicated in the Company's consolidated financial statements in accordance with reverse merger accounting treatment.

RESULTS OF THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE
PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH MARCH 31, 1994:

On September 23, 1994, a newly formed, wholly owned, subsidiary of the Company, Romnet, Inc., a Delaware corporation, merged with Simrom, an Ohio corporation (the Merger), whose principal assets were certain rights relating to licenses granted by the FCC for the 220 MHz to 222 MHz narrow band spectrum. After the Merger, the surviving corporation changed its name to Roamer One, Inc. The Company has now refocused its business from the Plastics Business to a development stage enterprise of developing, constructing and managing a SMR network in the United States utilizing 220 MHz narrowband spectrum. The Company is in the process of disposing of the assets relating to the Plastics Business. See Financial Footnote 8--"Discontinued Operations".

Roamer One currently holds management agreements, containing an option to purchase the license together with the system, covering 261 sites. The systems require a capital investment of approximately $75,000 per site to construct. The option to purchase the system from the licensee can be exercised at any time after construction is complete for the nominal sum of thirty five dollars. Prior to exercise of the option, Roamer One retains all proceeds from operation of the system until such time as its capital costs are recovered. In addition to sites for which it holds options to purchase, Roamer One has also entered into management agreements with licensees who provide for the construction and operating expenses on their own behalf. These licensees account for an additional 187 systems to be built without need of Roamer One funding. The equipment is to be purchased from Roamer One and incremental profits will be realized by the company.

Roamer One plans to provide services related to its systems as well as to outside licensees under management contract that would include:





PAGE

     1.) System design and construction
     2.) Market demographics
     3.) Advertising
     4.) Subscriber acquisition and loading
     5.) Dealer network establishment
     6.) Subscriber billing and tracking
     7.) Budget administration
     8.) System management, maintenance, and repair
The management fees charged to licensees range from 20% to 40% of gross revenues derived from system operations. The company will withhold its fees prior to disbursement of revenues to the licensee.

While Roamer One has a long term focus on the revenues derived from air time billing, management realizes the need to insure that a sufficient distribution channel to market exists to provide subscriber equipment to the end user. Midland International Corporation ("Midland") has entered into a sales and distribution agreement with Roamer One. Midland is a wholly owned subsidiary of Simmonds Communications Ltd, one of INTEK's major shareholders. Midland is rated as the fourth largest distributor of land mobile radio products in the United States. Through agreements with major vendors, Securicor in particular, Roamer One is to be supplied with subscriber product bearing the Roamer One name and logo. Midland will warehouse, distribute, and service the product throughout the growing 220 MHz dealer network. This "private labeling" of radio equipment will help establish Roamer One name recognition in the marketplace and create a value added incentive for dealers to offer activation on the Roamer One North American Wireless Network of systems. Roamer One will augment sales by telemarketing, direct mail, and personal calls to larger accounts in the transportation, public utilities, and service industries. The initial radios will be of traditional voice dispatch variety and will require a subscriber population of approximately 100 units per system in order for the company to realize a positive cash flow from operations. All additional subscribers, including eventual data users, will add revenues to the company without further contribution of capital for equipment or increase in cost of goods sold.

As of March 31, 1995, the Company completed construction of 22 systems pursuant to its Management Agreements. Of its Management Agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During the three months ended March 31, 1995, billings to licensees for site equipment, construction and installation resulted in equipment sales of $307,048.

Cost of goods sold as a percentage of net equipment sales was 90%.



PAGE

Selling, general and administrative expense increased by $721,863 over the same period last year since the 1994 expenses include only Roamer One expenses.

Net Interest Expense of $73,457 related primarily to the short-term promissory note from Quest Capital Corporation. See Financial Footnote 5--"Note Payable"

The loss from continuing operations was $760,361 greater than last year since the 1994 expenses include only Roamer One.

LIQUIDITY AND CAPITAL RESOURCES.

At March 31, 1995, working capital was $2,335,852. Approximately $1.6 million remains outstanding on bridge financing from Quest Capital Corporation in the original principal amount of $2.5 million. See Financial Footnote 9 -- "Subsequent Events." Such outstanding amount is due June 30, 1995 unless an extension is obtained.

The Company is pursuing the sale of the remaining non-performing assets of Olympic Plastics which consist of land and a building. The Company anticipates that such a sale will yield gross proceeds in the aggregate of approximately $2 million. The Company has not received any offers on such assets. If the Company is successful in selling such assets (which assets are encumbered by a lien in favor of Quest Capital Corporation), the loan to Quest Capital Corporation will be repaid with the proceeds of such sale. Any remaining proceeds will be used for working capital.

On April 24, 1995, INTEK entered into a $7 million financing agreement with LMT. The financing consists of a $3 million loan and a $4 million equity investment in common shares of INTEK. The proceeds will be used for the purchase of Securicor base station repeater equipment and subscriber radio equipment for the Roamer
One Specialized Mobile Radio network. See Financial Footnote 9--"Subsequent Events."

The Company is pursuing raising additional capital through a private placement of its securities. No assurance can be made that the Company will successfully complete such an offering or that adequate funds will be raised to fund its working capital needs.

The ratio of current assets to current liabilities as of March 31, 1995 was 1.4 to 1, compared to 1.4 to 1 as of December 31, 1994. Cash increased by $1,494,890 while Assets Held for Sale decreased by $1,541,568 due to the completed sales of Olympic Plastics assets. See Financial Footnote 8--"Discontinued Operations".


PAGE

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.  None
ITEM 2.  CHANGES IN SECURITIES.  None
ITEM 3.  DEFAULTS UPON SECURITIES.  None
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None
ITEM 5.  OTHER INFORMATION.  None

PAGE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

      10.11 Equipment Sale Agreement dated April 20, 1995 among Linear Modulation Technology Limited,
                  Simmonds Communications Limited and Roamer One,
                  Inc.

      10.12       Purchase Agreement dated April 20, 1995 between
                  SCL, Inc. and Roamer One, Inc.

      10.13 Financing Agreement dated April 20, 1995 among Linear Modulation Technology Limited, Roamer One, Inc., INTEK Diversified Corporation, Simmonds Communications Limited and Roamer One Holdings, Inc.

      10.14       Guaranty dated April 20, 1995 by INTEK
                  Diversified Corporation.

      10.15       Assignment Agreement dated April 20, 1995 among
                  Simmonds Communications Limited, Roamer One,
                  Inc., INTEK Diversified Corporation and Linear
                  Modulation Technology Limited.

      10.16       Security Agreement dated April 20, 1995 among
                  Simmonds Communications Limited and Roamer One,
                  Inc.

      10.17       Secured Promissory Note dated April 20, 1995 by
                  Roamer One, Inc. payable to the order of Simmonds Communications Limited.

      10.18       Letter Agreement dated April 17, 1995 between
                  Olympic Plastics Co, Inc. and Industrial
                  Assets, Inc.

      10.19       Memorandum of Understanding by and betwen
                  Roamer One, Inc. and Midland International
                  Corporation

      b.    Reports on Form 8-K

      The Registrant filed one report on Form 8-K during the first quarter of 1995. The report, filed on March 13, 1995, related to the announcement of the execution by the Registrant of a letter of intent to purchase the wireless communications business of Simmonds Communications, Ltd. The report was filed pursuant to Item 5 of Form 8-K.



PAGE

          INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)

                           March 31, 1995


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:        May 15, 1995


INTEK DIVERSIFIED CORPORATION




By:  /s/ Peter A. Heinke
   ---------------------------------------
     Peter A. Heinke
     Chief Financial Officer
     (Duly Authorized Officer and
     Principal Financial and Chief
     Accounting Officer)