Form 10-Q/A
period 1995-03-31
INTEK DIVERSIFIED CORP
filed 1995-05-17
CIK 50977

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

MAY 16, 1995

THIS IS AN AMENDMENT TO THE 10Q FOR INTEK DIVERSIFIED CORPORATION
FILED MONDAY, MAY 15, 1995 (ACCESSION NUMBER 0000906903-95-000041) WHICH WAS ACCEPTED ON MAY 15, 1995 BY THE SEC.

THE 10Q HAS BEEN AMENDED AS FOLLOWS:

1.   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (THE PAGE BEFORE
     THE SIGNATURE PAGE):  (NOW INCLUDES EXHIBIT 27.1 - FINANCIAL
     DATA SCHEDULE); AND

2.   EXHIBIT 27 IS INCLUDED WITH THIS SUBMISSION - THE FINANCIAL
     DATA SCHEDULE

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

      27.1        Financial Data Schedule.

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