Form 10-Q
period 1995-06-30
INTEK DIVERSIFIED CORP
filed 1995-08-14
CIK 50977

           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended JUNE 30, 1995

                             OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                  ---------------    ------------

                      Commission File Number 0-9160


                      INTEK DIVERSIFIED CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                               04-2450145
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


   970 West 190th Street, Suite 720
         Torrance, California                        90502
   (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number:  (310) 366-7735

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

   The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of August 10, 1995, is 10,531,873 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995, THE PERIOD
            FROM INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30, 1994, AND FOR THE
                      THREE MONTH PERIOD ENDED JUNE 30, 1994 (UNAUDITED)


                                                  Three Months Ended June 30      Six Months Ended June 30
                                                  --------------------------    -------------------------
                                                   1995          1994               1995           1994
                                                ------------  -----------       ------------   -----------
Net Sales                                       $ 1,213,290   $      -           $ 1,520,338    $   -
Cost of goods sold                                1,120,958          -             1,398,797        -
                                                -----------   -----------        -----------   -----------
Gross Profit                                         92,332          -               121,541        -

Selling, general
and administrative expense                          819,771       410,563          1,594,935       463,864
                                                -----------   -----------        -----------   -----------
Operating loss                                     (727,439)     (410,563)        (1,473,394)     (463,864)

Other income (expense):
  Interest                                         (572,888)        2,079           (646,345)        2,079
  Other                                                 (52)         -                 5,698          -
                                                -----------   -----------        -----------   -----------

Loss from continuing operations                  (1,300,379)     (408,484)        (2,114,041)     (461,785)

Gain (loss) from sale of discontinued
operations                                         (188,320)         -             1,151,540          -
                                                -----------   -----------        -----------   -----------
Net loss                                        $(1,488,699)  $  (408,484)        $ (962,501)  $  (461,785)
                                                ===========   ===========        ===========   ===========

Per Share Data:
Continuing   Operations                         $      (.14)  $      (.14)       $      (.23)  $      (.16)
Discontinued   Operations                       $      (.02)  $      -           $       .13   $      -
                                                -----------   -----------        -----------   -----------
Net loss per share                              $      (.16)  $      (.14)       $      (.10)  $      (.16)
                                                ===========   ===========        ===========    ==========
Weighted average  shares outstanding              9,069,227     2,817,249          8,993,658     2,817,249
                                                ===========   ===========        ===========    ==========


The accompanying notes are an integral part of these condensed consolidated statements.

            INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30,1995
                              (UNAUDITED)

                               February 4, 1994
                                    Through
                                 June 30, 1995
                                 ------------
Net Sales                        $ 1,849,348
Cost of goods sold                 1,691,273
                                 -----------
Gross Profit                         158,075

Selling, general
and administrative
expense                            2,537,154
                                 -----------
Operating loss                    (2,379,079)

Other income
(expense):
  Interest                          (687,288)
  Other                               13,586
                                 -----------
Loss from
continuing
operations                        (3,052,781)

Gain (loss) from
sale of
discontinued
operations                         1,151,540
                                 -----------
Net loss                         $(1,901,241)
                                 ===========

Per Share Data:
Continuing
  Operations                     $      (.50)
Discontinued
  Operations                     $       .19
                                 -----------
Net loss per share               $      (.31)
                                 ===========
Weighted average
 shares outstanding                6,175,038
                                 ===========


The accompanying notes are an integral part of these condensed consolidated statements.

              INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED BALANCE SHEETS
             June 30, 1995 (Unaudited) and December 31, 1994

                                 ASSETS

                                               UNAUDITED
                                                June 30,         December 31,
                                                  1995               1994
                                              ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,169,312         $1,557,363
  Accounts receivable, net of allowance
    for doubtful accounts of $35,287
    in 1994 and $50,000 in 1995                   386,666            921,538
  Note receivable, current portion                429,793             67,500
  Inventories                                   2,741,296          1,127,127
  Prepaid expenses and
    other current assets                          198,434            483,389
  Assets held for sale                          1,537,165          4,334,183
                                              -----------        -----------
      Total current assets                      6,462,666          8,491,100
                                              -----------        -----------

EQUIPMENT, AT COST                              3,688,840            794,217
Less--Accumulated Depreciation                     61,081             22,642
                                              -----------        -----------
                                                3,627,759            771,575

Investment in joint venture                       125,000                  0
                                              -----------        -----------
                                              $10,215,425         $9,262,675
                                              ===========        ===========


The accompanying notes are an integral part of these condensed consolidated statements.

               INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED BALANCE SHEETS
            June 30, 1995 (Unaudited) and December 31, 1994


                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             UNAUDITED
                                              June 30,          December 31,
                                                1995                1994
                                           ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                           $   332,296        $  355,353
  Accrued liabilities                          1,058,341         1,733,932
  Related party payable                          170,975         1,292,078
  Note payable                                 1,600,000         2,500,000
                                             -----------       -----------
    Total current liabilities                  3,161,612         5,881,363

DEFERRED INCOME TAXES                            116,300           116,300
                                             -----------       -----------

SHAREHOLDERS EQUITY:
  Common stock, $.01 par value
    Authorized - 20,000,000 shares
    Issued - 9,382,831 shares
    in 1994 and 10,481,873 in 1995               104,818            93,825
  Capital in excess of par value               9,504,327         4,880,318
  Treasury stock, at cost - 465,582
    shares in 1994 and 1995                     (770,391)         (770,391)
  Deficit accumulated during development
    stage                                     (1,901,241)         (938,740)
                                             -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY               6,937,513         3,265,012
                                             -----------       -----------
                                             $10,215,425        $9,262,675
                                             ===========       ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                  INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995, THE PERIOD FROM
        INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30, 1994, AND FOR THE THREE
                  MONTH PERIOD ENDED JUNE 30, 1994 (UNAUDITED)

                                               Three Months Ended June 30     Six Months Ended June 30
                                               --------------------------     ------------------------
                                                   1995          1994              1995        1994
                                               -----------   -----------      -----------  ----------
Cash Flows From
Operating Activities:
 Net loss                                      $(1,488,699)  $(408,484)      $  (962,501)  $(461,785)

 Adjustments to  reconcile net loss
 to net cash provided  by
 operating activities:
  Depreciation                                       5,840         769            38,439       1,114
  Loss (gain) from sale
   of assets held  for sale                        188,320          -         (1,151,540)        -
  Changes in assets
  and liabilities:
   Decrease (increase) in:
    Accounts receivable                            412,627          -            534,872         -
    Inventories                                 (1,582,790)         -         (1,614,169)        -
    Prepaid expenses and other
    current assets                                 (81,579)         -            284,955         -
   Increase (decrease) in:
    Accounts payable                               (27,896)     27,217           (23,057)     60,559
    Accrued liabilities                           (593,559)         -           (675,591)        -
                                               -----------   ---------       -----------   ---------
Total Adjustments                               (1,679,037)     27,986        (2,606,091)     61,673
                                               -----------   ---------       -----------   ---------
Net cash used in
operating activities                            (3,167,736)   (380,498)       (3,568,592)   (400,112)
Cash flows from investing activities:
 Capital expenditures                           (2,061,944)    (66,708)       (2,894,623)   (148,276)
 Net change in assets held for sale                380,863          -            575,979         -
 Proceeds from sale
  of assets held for sale                          686,267          -          3,372,579         -
 Proceeds from notes receivable                      9,535          -             24,535         -



 Notes receivable from sale of
  discontinued operations                        (219,958)          -           (386,828)        -
 Investment in joint venture                     (125,000)          -           (125,000)        -
                                               -----------    ---------       -----------   ---------
Net cash provided by
(used in) investing activities                 (1,330,237)     (66,708)          566,642    (148,276)

Cash flows from
financing activities:
 Common stock issuance                          4,635,002           -          4,635,002     500,000
 Repayment of debt                               (900,000)          -           (900,000)       -
 Related party payable                         (1,119,970)     261,002        (1,121,103)    261,002
                                               -----------   ---------       -----------   ---------

Net cash provided by financing activities       2,615,032      261,002         2,613,899     761,002
                                               -----------   ---------       -----------   ---------

Net increase (decrease)
in cash and cash equivalents                  $(1,882,941)    (186,204)        $(388,051)    212,614

Cash and equivalents
at beginning of period                          3,052,253      398,818         1,557,363        -
                                               -----------   ---------       -----------   ---------

Cash and equivalents at end of period         $ 1,169,312     $212,614       $ 1,169,312    $212,614
                                               ===========    ========       ===========    ========


The accompanying notes are an integral part of these condensed consolidated statements.

            INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30,1995
                              (UNAUDITED)

                               February 4, 1994
                                    Through
                                 June 30, 1995
                                 ------------
Cash Flows From
Operating Activities:
 Net loss                        $(1,901,241)

 Adjustments to
 reconcile net loss
 to net cash provided
 by operating activities:
  Depreciation                        86,424
  Loss (gain) from sale
   of assets held
   for sale                       (1,151,540)
  Changes in assets
  and liabilities:
   Decrease (increase) in:
    Accounts receivable              321,071
    Inventory                     (2,741,296)
    Prepaid expenses
    and other current
    assets                           (81,142)
   Increase (decrease) in:
    Accounts payable                 332,297
    Accrued liabilities             (543,744)
                                 -----------
 Total Adjustments                (3,777,930)
                                 -----------
Net cash used in
operating activities              (5,679,171)

Cash flows from
investing activities:
 Capital expenditures             (3,688,840)
 Equity acquired in reverse
  merger                            3,227,866
 Net change in assets acquired
  in reverse merger                (3,738,971)
 Net change in assets
  held for sale                       575,979
 Proceeds from sale
  of assets held for
  sale                              3,372,579
 Proceeds from notes
  receivable                           24,535


Notes receivable
  from sale of
  discontinued
  operations                         (386,828)
 Investment in joint
  venture                            (125,000)
                                  -----------
Net cash provided by
(used in)investing
activities                           (738,680)

Cash flows from
financing activities:
 Common stock issuance              5,135,002
 Loan proceeds                      2,500,000
 Repayment of debt                   (900,000)
 Related party payable                170,975
                                  -----------
Net cash provided by
financing activities                6,905,977
                                  -----------
Net increase (decrease)
 in cash and cash
 equivalents                         $488,126

Cash and equivalents
 at beginning of period               427,218

Cash and equivalents
acquired in reverse merger            253,968
                                  -----------
Cash and equivalents
at end of period                  $ 1,169,312
                                  ===========


The accompanying notes are an integral part of these condensed consolidated statements.

        INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
               (A DEVELOPMENT STAGE ENTERPRISE)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1995 (UNAUDITED)


(1) PRESENTATION

The condensed consolidated financial statements included herein have been prepared by INTEK Diversified Corporation (the "Company" or "INTEK"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. PRINCIPLES OF CONSOLIDATION

INTEK was incorporated in 1969 and was primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Corporation ("Olympic").

On September 23, 1994, a newly formed, wholly-owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock. Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the "Merger"). After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One"). The Company subsequently decided to refocus its resources to the development of the Roamer One business and the telecommunications industry and to discontinue and divest the operations of Olympic. Since the former shareholders of Roamer One retained more than a 50 percent controlling interest in INTEK, the business combination is being treated as a reverse merger for accounting purposes, with Roamer One considered the acquiring company, although INTEK is the surviving company under corporate law.

The consolidated financial statements for the six months ended June 30, 1995 include the accounts of INTEK, and its wholly-owned subsidiaries:
Olympic, Roamer One, IDC International Corporation ("IDC"), and IMCX Corporation ("IMCX"). Olympics assets are reported as Assets Held for Sale. The Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the period from inception (February 4, 1994) through June 30, 1994 include only the accounts of Roamer One, consistent with the reverse merger accounting treatment. All significant intercompany accounts and transactions have been eliminated in consolidation.

    b. DESCRIPTION OF BUSINESS

The Company's principal subsidiary, Roamer One, is engaged in developing and operating Specialized Mobile Radio ("SMR") systems within the United States on the recently licensed 220 to 222 MHz ("220 MHz") narrowband spectrum.

     c. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     d. INVENTORIES

Inventories are stated at the lower of cost or market.

     e. EQUIPMENT, AT COST

Depreciation is provided on the straight-line method over the estimated useful lives of the assets which are five to ten years. The Companys policy is to begin depreciating repeater site equipment at such time as it begins to generate subscriber revenues. Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

     f. INCOME TAXES

There was no provision for income taxes for the six months ended June 30, 1995. The Company is expecting an "ordinary" loss for the current fiscal year and this, combined with net operating loss carryforwards from the previous years, are expected to offset any current tax liability. Deferred income taxes remain unchanged from December 31, 1994.

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

(3) INVENTORIES

Inventories at June 30, 1995 consist of work in process and finished goods. Inventories at December 31, 1994, consist of work in process.

(4) RELATED PARTY TRANSACTIONS

Pursuant to an agreement, INTEK pays an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York, a shareholder of the Company. Peter Paul Corporation, Inc. makes the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors of INTEK, available to the Company without additional compensation. The agreement expires on December 31, 1999. For the six months ended June 30, 1995, INTEK paid Peter Paul Corporation, Inc. $100,000.

For the six months ended June 30, 1995, INTEK incurred and paid $60,000 to Roamer One Holdings, Inc., a shareholder of INTEK and a company controlled by Nicholas R. Wilson, Chairman of the Board of INTEK. In addition, the Company paid $30,000 to Roamer One Holdings, Inc. that had been accrued as of December 31, 1994.

For the six months ended June 30, 1995, INTEK incurred and paid $60,000 to Simmonds Communications Ltd ("SCL"), a shareholder of the Company, for management services. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994.

On April 18, 1995, Roamer One and Midland International Corporation of Kansas City ("Midland"), a subsidiary of SCL, entered into a Memorandum of Understanding granting Midland exclusive sales and distribution rights for all Roamer One private branded 220 MHz radio product in the United States. Midland will be paid a commission on sales of such radios. Roamer One also entered into an agreement with Linear Modulation Technology Limited ("LMT"), a division of Securicor Group, plc ("Securicor"), whereby LMT will supply Securicor radios bearing the Roamer One logo. Pursuant to the agreement, an initial order of 3,600 units is being shipped directly to Midland for distribution throughout the network of Roamer One 220 MHz dealers.

On June 30, 1995, the Company entered into a Purchase Agreement with SCL pursuant to which the Company will acquire certain assets and subsidiaries of SCL (including Midland) relating to SCL's wireless communications business, including substantially all of SCL's two-way radio equipment and systems integration business. Under the terms of the Purchase Agreement, INTEK will acquire such assets in exchange for the issuance to SCL of 15 million shares of INTEK common stock. The transaction is expected to close in the fourth quarter of 1995. Under the terms of the proposed transaction, SCL will sell to INTEK all of its wireless communications business including Midland, the operating assets of Midland International Limited, and SCL Systems. Midland is a distributor and value added reseller of wireless communication products for the professional land mobile radio market and the consumer citizen band and marine radio markets. Midland International Limited is a Canadian corporation which distributes Midland wireless communication products in Canada and internationally. SCL Systems is a systems integrator for large, wide-area wireless communications networks. The transaction is subject to the approval of the Boards of Directors of SCL and INTEK, due diligence, regulatory approval, and shareholder approval.

Pursuant to a Financing Agreement and related agreements between INTEK, Roamer One, LMT and SCL, LMT has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's common stock to Securicor International Limited, a wholly-owned subsidiary of Security Services, plc, of which Securicor is a majority owner. Pursuant to the Financing Agreement, the shares were issued at a share price of $4.26875. The Financing
Agreement provides that approximately $3,000,000 in additional equipment will be financed by LMT over a period of 12 months upon the delivery of a $3,000,000 letter of credit by INTEK to LMT.

The law firm of Kohrman Jackson & Krantz, of which Steven L. Wasserman is a Principal, renders legal services to INTEK and its subsidiaries for which it received fees of $43,381.44 during the six months ended June 30, 1995 from INTEK. Mr. Wasserman is a member of the Board of Directors of INTEK.

For the six months ended June 30, 1995, Roamer One was invoiced $5,563,799 for radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $1,212,300. During the six months ended June 30, 1995, Roamer One made payments to SCL totaling $6,649,902 leaving an ending accounts payable balance of $126,197. This amount is included in related party payable.

(5) INVESTMENT IN JOINT VENTURE

In May 1995, the Company contributed $125,000 for a 50% interest in SLW Properties, Ltd., an Ohio limited liability company ("SLWLLC"). The assets of SLWLLC consist of twenty-five percent (25%) of the outstanding shares of common stock of Pagers Plus Cellular, a California corporation ("PPC"), a $250,000 secured promissory note issued by PPC to SLWLLC on May 9, 1995, a security interest in certain assets of PPC, the right to appoint a director to PPCs Board of Directors, and the right to assume PPCs rights under certain management and joint venture agreements if PPC fails to repay the note by November 11, 1995.

(6) NOTE PAYABLE

In November 1994, INTEK borrowed $2,500,000 (the "Loan") against a short-term promissory note from Noramco Mining Corporation, now known as Quest Capital Corporation ("Quest"), bearing interest at the rate of twelve percent (12%) per annum. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. Quest has agreed to extend the term of the Loan until the earlier of December 15, 1995, the sale of the Property (as defined below) or closing of any equity financing by INTEK, in exchange for 162,000 shares of common stock of INTEK. The cost of $532,500 for 142,000 shares was amortized over the first six months of 1995 and is included as a component of interest expense on the Condensed Consolidated Statement of Operations. The Loan is secured by a first mortgage on the real property owned by Olympic (the "Property") and a guarantee from SCL. In return for its guarantee, INTEK has agreed to provide SCL with a pledge of Olympics outstanding common shares and a second mortgage on the Property. Approximately $1,600,000 remains outstanding on the loan.

(7) COMMITMENTS

As of June 30, 1995, Roamer One has entered into 65 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the SMR systems. These leases generally have a five year term, with three consecutive five-year extension periods upon the mutual agreement of the parties.

As of June 30, 1995, future minimum lease payments are as follows:

                   1995        $  443,468
                   1996           479,660
                   1997           447,813
                   1998           350,743
                   1999           304,447
                               ----------
                               $2,026,131
                               ==========

In November 1994, INTEK entered into a management services agreement with Quest for corporate finance and managing corporate restructuring services. In consideration for these services, INTEK paid $1,000 and issued 100,000 shares of its common stock. In connection with the issuance of stock, INTEK entered into a registration rights agreement pursuant to which Quest is entitled to certain registration rights.

(8) MAJOR CUSTOMERS

Roamer One has commenced construction and management of 220 MHz Specialized Mobile Radio systems pursuant to Management Agreements. Of these agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During the six months ended June 30, 1995, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. The Company expects to deliver at least 50 systems to its major customer, Voice Data Communication, ("VDC") prior to the deadline of the Federal Communications Commission ("FCC") of December 31, 1995. As of June 30, 1995, a total of 34 systems had been delivered and invoiced to VDC at a gross profit of $105,965.

(9) DISCONTINUED OPERATIONS

Subsequent to the Merger, the Company redirected its business from fabricating and selling plastic products, primarily by injection and compression molding of various plastic resins, to customers in the electronics aerospace and commercial aircraft markets to the business of developing and managing a SMR Network in the United States utilizing the recently licensed 220 MHz narrowband spectrum. Consequently, during the first half of 1995, the Company entered into agreements to sell its machinery, equipment and inventory to four separate buyers.

As of June 30, 1995, the Company completed four sales totaling $4,022,407 for equipment and inventory. The Company received cash of $3,576,235 and three notes in the aggregate amount of $446,172. One note is a non-interest bearing note in the amount of $166,870 with monthly payments and a maturity date of September, 1995. As of June 30, 1995 the balance on this note was $107,526. The second note, in the principal amount of $175,000, bears interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only. The third note, in the principal amount of $104,302 bears interest at the rate of 10% per annum with three payments of principal and interest in July, August, and September of 1995.

Of the proceeds from these sales, $263,000 was applied against a note payable secured by Olympic's assets, $900,000 was repaid to Quest under the Loan and the remainder was used for working capital.

(10) DIRECTOR COMPENSATION

On June 20, 1995, the Board of Directors approved a resolution that directors will be compensated for services at the rate of $4,000 per year plus $500 per meeting, retroactive to January 1, 1995. The
Company has accrued $48,000 for unpaid directors fees.

(11) SUBSEQUENT EVENTS

At the Annual Meeting of Shareholders held on July 5, 1995, the shareholders voted to approve the 1994 Stock Option Plan which provides for the granting of options of up to 600,000 shares of the Companys Common Stock. The 1994 Plan provides for the granting of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ( the "Code"), and "nonqualified stock options", which are not intended to qualify under any provision of the Code. Each grant shall specify the number of shares of Common Stock to which it pertains; provided, however, that no optionee may be granted stock options for more than 60,000 shares in any fiscal year of the Company.

The shareholders also voted to approve the 1994 Directors' Stock Option Plan (the "Directors' Plan") which provides for the granting of options of up to 300,000 shares of the Company's Common Stock. Under the terms of the Directors' Plan, each member of the Stock Option Committee received an option to purchase 40,000 shares of Common Stock on September 24, 1994. In addition, each director who is not a director on September 23, 1994 will receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Common
Stock. Options are exercisable on the first anniversary of the date of grant, provided the optionee remains a director on such anniversary. No person may receive an option pursuant to the Directors Plan more than once.

A summary of the Company's Stock Option Plans is as follows:


                                                           OPTION
                                                          PRICE PER
1988 Plan                                     SHARES        SHARE
---------                                    --------     ---------
   Shares granted:
      January 1, 1987                         155,000         $1.75
      Shares terminated                       (90,000)         1.75
                                             --------
      Shares under option                      65,000

1994 Stock Option Plan
----------------------
   Shares granted:
      September 23, 1994                       50,000         $2.75
      September 23, 1994                      330,000          3.75
                                             --------
      Shares under option                     380,000

1994 Directors' Stock Option Plan
---------------------------------
   Shares granted:
      September 23, 1994                      120,000         $3.75
                                             --------

Total shares under option                     565,000
                                             ========


As of June 30, 1995, options available for future grant were as follows:


   1988 Plan                                  345,000
   1994 Stock Option Plan                     220,000
   1994 Directors Plan                        180,000
                                              -------
                                              745,000
                                              =======

As of June 30, 1995, no options were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30, 1994

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the six months ended June 30, 1995 and as compared with the same period in 1994 as indicated in the Company's consolidated financial statements in accordance with reverse merger accounting treatment.

RESULTS OF TWO QUARTERS ENDED JUNE 30, 1995 COMPARED TO THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH JUNE 30, 1994:

On September 23, 1994, a newly formed, wholly owned, subsidiary of the Company, Romnet, Inc., a Delaware corporation, merged with Simrom, an Ohio corporation (the "Merger"), whose principal assets were certain rights relating to licenses granted by the Federal Communications Commission ("FCC") for the 220 MHz to 222 MHz narrow band spectrum. After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One"). The Company has now refocused its business from fabricating and selling plastics products primarily from injection and compression molding of various plastic resins to customers in the electronics, aerospace and commercial aircraft markets (the "Plastic Business") to a development stage enterprise of developing, constructing and managing a Specialized Mobile Radio ("SMR") network in the United States utilizing 220 MHz narrowband spectrum. The Company has disposed of a substantial portion of the assets relating to the Plastics Business. See Financial Footnote 8--"Discontinued Operations".

Roamer One currently holds management agreements, containing an option to purchase the license together with the system, covering 261 sites. The systems require a capital investment of approximately $75,000 per site to construct. The option to purchase the system from the licensee can be exercised at any time after construction is complete for a nominal sum. Prior to exercise of the option, Roamer One retains all proceeds from operation of the system until such time as its capital costs are recovered. In addition to sites for which it holds options to purchase, Roamer One has entered into management agreements with licensees who provide for the construction and operating expenses on their own behalf. These licensees account for an additional 187 systems to be built without need of Roamer One funding. The equipment is to be purchased from Roamer One and incremental profits will be realized by the company.

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

While Roamer One has a long term focus on the revenues derived from air time billing, management realizes the need to insure that a sufficient distribution channel to market exists to provide subscriber equipment to the end-user. Midland International Corporation of Kansas City ("Midland") has entered into a Memorandum of Understanding with Roamer One. Midland is a wholly-owned subsidiary of Simmonds Communications Ltd. ("SCL"), one of INTEK's major shareholders. Midland is rated as the fourth largest distributor of land mobile radio products in the United
States. Through agreements with major vendors, Roamer One will be supplied with subscriber product bearing the Roamer One name and logo. Midland will warehouse, distribute, and service the product throughout the growing 220 MHz dealer network. This "private labeling" of radio equipment will help establish Roamer One name recognition in the marketplace and create a value added incentive for dealers to offer activation on the Roamer One North American Wireless Network of systems. Roamer One will augment sales by telemarketing, direct mail, and personal calls to larger accounts in the transportation, public utilities, and service industries. The initial radios will be of traditional voice dispatch variety and management estimates indicate that a subscriber population of approximately 100 units per system will be required for the Company to realize a positive cash flow from operations. All additional subscribers, including eventual data users, will add revenues to the Company without further contribution of capital for equipment or increase in cost of goods sold.

On June 30, 1995, INTEK entered into a Purchase Agreement with Simmonds Communications Ltd. ("SCL") pursuant to which the Company will acquire certain assets and subsidiaries of SCL relating to SCL's wireless communications business including substantially all of SCL's two-way radio equipment and systems integration business. Under the terms of the Purchase Agreement, INTEK will acquire such assets in exchange for issuance to SCL of 15 million shares of INTEK common stock. The transaction is expected to close in the fourth quarter of 1995. Under the terms of the proposed transaction, SCL will sell to INTEK all of its wireless communications business including Midland, the operating assets of Midland International Limited, and SCL Systems. Midland is a distributor and value added reseller of wireless communication products for the professional land mobile radio market and the consumer citizen band and marine radio markets. Midland International Limited is a Canadian corporation which distributes Midland wireless communication products in Canada and internationally. SCL Systems is a systems integrator for large, wide area wireless communications networks. The transaction is subject to the approval of the Boards of Directors of SCL and INTEK, due diligence, regulatory approval, and shareholder approval.

As of June 30, 1995, the Company completed construction of 72 systems pursuant to its Management Agreements. Of its Management Agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During the six months ended June 30, 1995, billings to licensees for site equipment, construction and installation resulted in equipment sales of $1,520,338.

Cost of goods sold as a percentage of net equipment sales was 92%.

Selling, general and administrative expense increased by $1,131,071 over the same period last year since the 1994 expenses include only Roamer One expenses. The expansion of Roamer Ones activities since June, 1994 has increased operating expenses for repeater sites including tower leases, utilities, and depreciation. INTEK has incurred significant expenses for professional fees related to audits, regulatory reporting, the proposed merger and its financing activities.

Net Interest Expense of $646,345, related primarily to the short-term promissory note from Quest. See Financial Footnote 5--"Note Payable."

The loss from continuing operations was $1,652,256 greater than last year due to the increase in selling, general and administrative expenses and the interest costs related to the extension of the maturity date of the Quest Loan (as defined below).

Liquidity and Capital Resources.

At June 30, 1995, working capital was $3,301,054. Approximately $1.6 million remains outstanding on the loan (the "Loan") from Quest in the original principal amount of $2.5 million. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. See Financial Footnote 6--"Note Payable." Quest agreed to extend the term of the outstanding amount under the Loan until the earlier of December 15, 1995, the sale of the Property (as defined below) or closing of any equity financing by INTEK, unless an extension is obtained. Quest agreed to the extension in exchange for 162,000 shares of common stock of INTEK. The cost of $532,500 for 142,000 shares was amortized over the first six months and is included as a component of interest expense on the Condensed Consolidated Statements of Operations.

The Company is pursuing the sale of the remaining non-performing assets of Olympic which consist of land and a building (the "Property"). The Company anticipates that such a sale will yield gross proceeds in the aggregate of approximately $2 million. The Company has not received any offers on such assets. The Company has signed an Exclusive Authorization to Sell with Daum Commercial Industrial Real Estate. The agreement grants the broker an exclusive right to sell the building for the 120 days from June 20, 1995 through October 18, 1995. If the Company is successful in selling such assets (which assets are encumbered by a lien in favor of Quest), the loan to Quest will be repaid with the proceeds of such sale. Any remaining proceeds will be used for working capital.

Pursuant to a Financing Agreement and related agreements between INTEK, Roamer One, LMT and SCL, LMT has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Companys common stock to Securicor International Limited, a wholly-owned subsidiary of Security Services, plc, of which Securicor is a majority owner. Pursuant to the Financing Agreement the shares were issued at a share price of $4.26875. The Financing
Agreement provides that approximately $3,000,000 in additional equipment will be financed by LMT over a period of 12 months upon the delivery of a $3,000,000 letter of credit from INTEK to LMT.

The Company is contemplating the raising of additional capital through a private placement of its securities. No assurance can be made that the Company will successfully complete such an offering or that adequate funds will be raised to fund its working capital needs.

The ratio of current assets to current liabilities as of June 30, 1995 was 2.0 to 1, compared to 1.4 to 1 as of December 31, 1994. Cash decreased by $263,051 while Assets Held for Sale decreased by $2,797,018 due to the sale of a portion of Olympics assets. See Financial Footnote 9--"Discontinued Operations".

RESULTS OF THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO PRIOR YEAR:

During the three months ended June 30, 1995, billings to licensees for site equipment, construction and installation resulted in equipment sales of $1,213,290.

Cost of goods sold as a percentage of net equipment sales was 92%.

Selling, general and administrative expense increased by $409,208 over the same period last year since the 1994 expenses include only Roamer One expenses. The expansion of Roamer Ones activities since June, 1994 has increased operating expenses for repeater sites. INTEK has incurred significant expenses for professional fees related to audits, regulatory reporting, the proposed merger and its financing activities.

Net Interest Expense of $572,888, related primarily to the short-term promissory note from Quest. See Financial Footnote 6--"Note Payable"

The loss from continuing operations was $891,895 greater than last year due to the increase in selling, general and administrative expenses and the interest costs related to the extension of the maturity date of the Quest's Loan.

PART II.
OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders. None

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.


a.    Exhibits

      Exhibit 27.1 Financial Data Schedule.

b.    Reports on Form 8-K

      The Registrant filed one report on Form 8-K during the second quarter of 1995. The report, filed on July 11, 1995, related to the announcement of the execution by the Company of a Purchase Agreement between the Company and SCL dated June 30, 1995 pursuant to which the Company will acquire certain assets and subsidiaries of SCL relating to SCL's wireless communications business. The report was filed pursuant to Item 5 on Form 8-K.

                INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                              June 30, 1995


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:        August 14, 1995


INTEK DIVERSIFIED CORPORATION




By:  /s/ Peter A. Heinke
   ---------------------------------------
     Peter A. Heinke
     Chief Financial Officer
     (Duly Authorized Officer and
     Principal Financial and Chief
     Accounting Officer)