Form 10-Q
period 1995-09-30
INTEK DIVERSIFIED CORP
filed 1995-11-14
CIK 50977

           SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549



                         Form 10-Q



   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the quarterly period ended SEPTEMBER 30, 1995



                                   OR



   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934



   For the transition period from                 to
                                  ---------------    ------------



                      Commission File Number 0-9160


                       INTEK DIVERSIFIED CORPORATION
           (Exact name of registrant as specified in its charter)



            Delaware                           04-2450145
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)      Identification No.)



   970 West 190th Street, Suite 720
   Torrance, California                               90502
   (Address of principal executive offices)          (Zip Code)


   Registrant's telephone number:  (310) 366-7335


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


   The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of November 14, 1995, is 10,571,873 shares.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

             INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995, THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH SEPTEMBER 30, 1994, AND FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994 (UNAUDITED)


                     Three Months Ended Sept 30   Nine Months Ended Sept 30
                     --------------------------  --------------------------
                         1995          1994          1995          1994
                     ------------  ------------  ------------  ------------

Net Sales            $   805,514  $          -  $  2,325,852   $         -
Cost of goods sold       681,720             -     2,080,517             -
                     ------------  ------------  ------------  ------------

Gross Profit             123,794             -       245,335             -

Selling, general
and administrative
expense                1,080,292       318,030     2,675,227       781,894
                     ------------  ------------  ------------  ------------
Operating loss          (956,498)     (318,030)   (2,429,892)     (781,894)


Other income (exp):

Interest                (107,270)        1,180      (753,615)        3,259
  Other                   22,369             -        28,067             -
                     ------------  ------------  ------------  ------------

Loss from
continuing
operations            (1,041,399)     (316,850)   (3,155,440)     (778,635)

Gain (loss) from
discontinued
operations net of
applicable income
taxes                     43,485             -     1,195,025             -
                     ------------  ------------  ------------  ------------
Net loss before tax     (997,914)     (316,850)   (1,960,415)     (778,635)
Income tax                     -             -             -             -
                     ------------  ------------  ------------  ------------
Net loss             $  (997,914)  $  (316,850)  $(1,960,415)  $  (778,635)
                     ============  ============  ============  ============

Per Share Data:

Continuing
 Operations         $      (.10)  $      (.11)  $      (.33)  $      (.28)
Discontinued
 Operations         $      (.00)  $          -  $       .13   $         -
                     ------------  ------------  ------------  ------------

Net loss per share   $      (.10) $       (.11) $       (.20)  $      (.28)
                     ============  ============  ============  ============

Weighted average
 shares outstanding   10,056,834     2,817,249     9,351,944     2,817,249
                     ============  ============  ============  ============


The accompanying notes are an integral part of these condensed consolidated statements.

            INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD
    FROM INCEPTION (FEBRUARY 4, 1994) THROUGH SEPTEMBER 30,1995(UNAUDITED)



                                February 4, 1994
                                     Through
                              September 30, 1995
                                   ------------

Net Sales                          $ 2,654,862
Cost of goods sold                   2,372,993
                                   ------------

Gross Profit                           281,869

Selling, general
and administrative
expense                              3,617,446
                                   ------------

Operating loss                      (3,335,577)

Other income (expense):
Interest                              (794,558)
  Other                                 35,955
                                   ------------

Loss from
continuing
operations                          (4,094,180)

Gain (loss) from
discontinued
operations net of
applicable income
taxes                                1,195,025
                                   ------------
Net loss before tax                 (2,899,155)
Income Tax
                                  ------------
Net loss                          $ (2,899,155)
                                  ============

Per Share Data:
Continuing
 Operations                       $       (.62)

Discontinued
 Operations                       $        .18
                                  ------------
Net loss per share                $       (.42)
                                  ============

Weighted average
 shares outstanding                  6,767,285
                                  ============


The accompanying notes are an integral part of these condensed consolidated statements.

              INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE ENTERPRISE)

                    CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 1995 (Unaudited) and December 31, 1994

                                   ASSETS


                                              UNAUDITED
                                             September 30,    December 31,
                                                 1995            1994
                                             ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                  $   744,526     $ 1,557,363
  Accounts receivable, net of allowance
    for doubtful accounts of $35,287
    in 1994 and $60,798 in 1995                  582,783         921,538
  Note receivable                                174,123          67,500
  Deposits                                       147,120               -
  Inventories                                  1,964,971       1,127,127
  Prepaid expenses and
    other current assets                         259,777         483,389
  Net assets of discontinued operations          868,864       2,732,098
                                             ------------    ------------
      Total current assets                     4,742,164       6,889,015
                                             ------------    ------------

EQUIPMENT, AT COST                             6,429,855         794,217
Less--Accumulated Depreciation                    71,382          22,642
                                             ------------    ------------
                                               6,358,473         771,575

Investment in joint venture                      136,333               0
                                             ------------    ------------
                                             $11,236,970     $ 7,660,590
                                             ============    ============


The accompanying notes are an integral part of these condensed consolidated statements.

               INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE ENTERPRISE)

                  CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 1995 (Unaudited) and December 31, 1994


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                             UNAUDITED
                                             September 30,    December 31,
                                                 1995             1994
                                             ------------    ------------

CURRENT LIABILITIES:
  Accounts payable                           $   586,904     $   355,353
  Accrued liabilities                            653,735         131,847
  Related party payable                        2,192,991       1,292,078
  Note payable                                 1,600,000       2,500,000
                                             ------------    ------------
    Total current liabilities                  5,033,630       4,279,278

DEFERRED INCOME TAXES                             26,241         116,300
                                             ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value
    Authorized - 20,000,000 shares
    Issued - 9,382,831 shares
    in 1994 and 10,571,873 in 1995               105,718          93,825
  Capital in excess of par value               9,740,927       4,880,318
  Treasury stock, at cost - 465,582
    shares in 1994 and 1995                     (770,391)       (770,391)
  Deficit accumulated during development
    stage                                     (2,899,155)       (938,740)
                                             ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY               6,177,099       3,265,012
                                             ------------    ------------
                                             $11,236,970    $  7,660,590
                                             ============    ============



The accompanying notes are an integral part of these condensed consolidated statements.

             INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995, THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH SEPTEMBER 30, 1994, AND FOR THE
           THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994 (UNAUDITED)


                       Three Months Ended Sept 30 Nine Months Ended Sept 30
                        ------------------------- -------------------------
                            1995          1994         1995         1994
                        ------------ ------------ ------------ ------------

Cash Flows From
Operating Activities:
 Net loss               $  (997,914) $  (316,850) $(1,960,415) $  (778,635)

 Adjustments to
 reconcile net loss
 to net cash provided
 by operating activities:
  Depreciation               10,301          989       48,740        2,103
  Loss (gain) from sale
   of assets held
   for sale                 (43,485)           -   (1,195,025)           -
  Changes in assets
  and liabilities:
   Decrease (increase) in:
    Accounts receivable    (196,117)     (48,045)     338,755      (48,045)
    Deposits               (147,120)           -     (147,120)           -
    Inventories             776,325            -     (837,844)           -
    Prepaid expenses
    and other current
    assets                  (61,343)     (62,204)     223,612      (62,204)
   Increase (decrease) in:
    Accounts payable        254,608      733,785      231,551      794,344
    Accrued liabilities   1,197,479           -       521,888            -
    Deferred Income Taxes   (90,059)                  (90,059)
                        ------------ ------------ ------------ ------------
 Total Adjustments        1,700,589      624,525     (905,502)     686,198
                        ------------ ------------ ------------ ------------

Net cash provided by
 (used in) operating
 activities                 702,675      307,675   (2,865,917)     (92,437)

Cash flows from
investing activities:
 Capital expenditures    (2,741,015)    (238,023)  (5,635,638)    (386,299)
 Net change in assets
  held for sale          (1,373,504)           -     (797,525)            -
 Proceeds from sale
  of net assets of
  discontinued
  operations                483,205            -    3,855,784             -
 Proceeds from notes
  receivable                 35,465            -       60,000             -

Notes receivable
 from sale of
 discontinued
 operations                 220,205            -     (166,623)            -

Investment in joint
 venture                    (11,333)           -     (136,333)            -
                        ------------ ------------ ------------ ------------

Net cash provided by
(used in)investing
activities               (3,386,977)    (238,023)  (2,820,335)     (386,299)

Cash flows from
financing activities:
 Common stock issuance      237,500            -    4,872,502       500,000
 Repayment of debt                -            -     (900,000)            -
 Related party payable    2,022,016     (213,565)     900,913        47,437
                        ------------ ------------ ------------ ------------
Net cash provided by
financing activities      2,259,516     (213,565)   4,873,415       547,437
                        ------------ ------------ ------------ ------------
Net increase (decrease)
in cash and cash
equivalents               $(424,786)    (143,913)   $(812,837)       68,701

Cash and equivalents
at beginning of period    1,169,312      212,614    1,557,363             -
                        ------------ ------------ ------------ ------------
Cash and equivalents
at end of period        $   744,526  $    68,701  $   744,526   $    68,701
                        ============ ============ ============ ============


The accompanying notes are an integral part of these condensed consolidated statements.

            INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994)
                  THROUGH SEPTEMBER 30,1995 (UNAUDITED)


                                February 4, 1994
                                     Through
                                September 30, 1995
                                   ------------

Cash Flows From
Operating Activities:
 Net loss                          $(2,899,155)

 Adjustments to
 reconcile net loss
 to net cash provided
 by operating activities:
  Depreciation                          96,725
  Loss (gain) from sale
   of assets held
   for sale                         (1,195,025)
  Changes in assets
  and liabilities:
   Decrease (increase) in:
    Accounts receivable                124,954
    Deposits                          (147,120)
    Inventory                       (1,964,971)
Prepaid expenses and
other current assets                  (142,485)
   Increase (decrease) in:
    Accounts payable                   586,905
    Accrued liabilities                653,735
    Deferred income taxes              (90,059)
                                   ------------
 Total Adjustments                  (2,077,341)
                                   ------------
Net cash used in
operating activities                (4,976,496)

Cash flows from
investing activities:
 Capital expenditures               (6,429,855)
 Equity acquired in reverse
  merger                             3,227,866
 Net change in assets acquired
  in reverse merger                 (3,738,971)
 Net change in assets
  held for sale                       (797,525)
 Proceeds from sale
  of net assets of
  discontinued operations            3,855,784
 Proceeds from notes
  receivable                            60,000
Notes receivable
  from sale of
  discontinued
  operations                          (166,623)
 Investment in joint
  venture                             (136,333)
                                   ------------
Net cash used in investing
activities                          (4,125,657)

Cash flows from
financing activities:
 Common stock issuance               5,372,502
 Loan proceeds                       2,500,000
 Repayment of debt                    (900,000)
 Related party payable               2,192,991
                                   ------------
Net cash provided by
financing activities                 9,165,493
                                   ------------
Net increase
 in cash and cash
 equivalents                        $   63,340

Cash and equivalents
 at beginning of period                427,218

Cash and equivalents
acquired in reverse merger             253,968
                                   ------------
Cash and equivalents
at end of period                    $  744,526
                                   ============


The accompanying notes are an integral part of these condensed consolidated statements.

        INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
               (A DEVELOPMENT STAGE ENTERPRISE)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1995 (UNAUDITED)


(1) PRESENTATION

The condensed consolidated financial statements included herein have been prepared by INTEK Diversified Corporation (the "Company" or "INTEK"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and the Company believes that the disclosures are adequate to not make the information presented misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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


On September 23, 1994, a newly formed, wholly-owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock. Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the "Merger"). After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One"). The Company subsequently decided to re-focus its resources to the development of the Roamer One business and the telecommunications industry and to discontinue and divest the operations of Olympic. Since the former shareholders of Roamer One retained more than a 50 percent controlling interest in INTEK, the business combination was treated as a reverse merger for accounting purposes, with Roamer One considered the acquiring company, although INTEK is the surviving company under corporate law.


The consolidated financial statements for the nine months ended September 30, 1995 and for the period from inception (February 4, 1994) through September 30, 1994 include the accounts of INTEK, and its wholly-owned subsidiaries: Olympic, Roamer One, IDC International Corporation ("IDC"), and IMCX Corporation("IMCX"). Olympic's assets are reported as Net Assets of Discontinued Operations. The Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the period from inception (February 4, 1994 through September 30,
1994) include only the accounts of Roamer One as continuing operations. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


    e. EQUIPMENT, AT COST

Depreciation is provided on the straight-line method over the estimated useful lives of the assets which are five to ten years. The Company's policy is to begin depreciating repeater site equipment at such time as it begins to generate subscriber revenues. Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

   f. REVENUE RECOGNITION

Revenue is recognized for sales of equipment when delivered.

   g. INCOME TAXES

There was no provision for income taxes for the nine months ended September 30, 1995. The Company is expecting an "ordinary" loss for the current fiscal year and this, combined with net operating loss carryforwards from the previous years, are expected to offset any current tax liability.

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


    h. NET LOSS PER SHARE

The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

    i. RECLASSIFICATIONS

Certain amounts in the December 31, 1994 Consolidated Financial Statements have been reclassified to conform with the current period presentation.

(3) INVENTORIES

Inventories at September 30, 1995 consist of work in process $1,179,820 and finished goods of $785,151. Inventories at December 31, 1994, consist of work in process of $1,127,127.

(4) RELATED PARTY TRANSACTIONS

Pursuant to an agreement, INTEK pays an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York, a shareholder of the Company. Peter Paul Corporation, Inc. makes the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors of INTEK, available to the Company without additional compensation. The agreement expires on December 31, 1999. For the nine months ended September 30, 1995, INTEK paid Peter Paul Corporation, Inc. $150,003.

For the nine months ended September 30, 1995, INTEK incurred and paid $90,000 to Roamer One Holdings, Inc., a shareholder of INTEK and a company controlled by Nicholas R. Wilson, Chairman of the Board of INTEK for management services. In addition, the Company paid $30,000 to Roamer One Holdings, Inc. that had been accrued as of December 31, 1994.

For the nine months ended September 30, 1995, INTEK incurred and paid $90,000 to Simmonds Capital Limited, formerly Simmonds Communications Ltd ("SCL"), a shareholder of the Company, for management services. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994.

For the nine months ended September 30, 1995, INTEK incurred and paid $88,000 to Simmonds Mercantile,a company controlled by SCL, for consulting services.

On April 18, 1995, Roamer One and Midland International Corporation of Kansas City ("Midland"), a subsidiary of SCL, entered into a Memorandum of Understanding granting Midland exclusive sales and distribution rights for all Roamer One private branded 220 MHz radio product in the United States. Midland will be paid a commission on sales of such radios. Roamer One also entered into an agreement with Linear Modulation Technology Limited ("LMT"), a division of Securicor Group, plc ("Securicor"), whereby LMT will supply Securicor radios bearing the Roamer One logo. Pursuant to the agreement, an initial order of 3,600 units will be shipped directly to Midland for distribution throughout the network of Roamer One 220 MHz dealers.

On June 30, 1995, the Company entered into a Purchase Agreement with SCL pursuant to which the Company will acquire certain assets and subsidiaries of SCL (including Midland) relating to SCL's wireless communications business, including substantially all of SCL's two-way radio equipment and systems integration business. The purchase price for such assets will be 15,000,000 shares of common stock of INTEK plus the assumption of certain SCL intercompany debt which will be paid by INTEK through the issuance of INTEK convertible preferred stock and a promissory note. The Company and SCL are finalizing the details of the formula for the amount of intercompany debt to be assumed, the features of the preferred stock and the terms of the promissory note. Under the terms of the Purchase

Agreement, as amended, the deadline to complete the transaction is January 31, 1996. Under the terms of the proposed transaction, SCL will sell to INTEK all of its wireless communications business including Midland International Corporation ("MIC") which is a wholly owned subsidiary of SCL, Inc., the operating assets of Midland International Limited ("MIL"), and SCL Systems. MIC is a distributor and value added reseller of wireless communication products for the professional land mobile radio market. MIL is a Canadian corporation which distributes Midland wireless communication products in Canada and internationally. SCL Systems is a systems integrator for large, wide-area wireless communications networks. The transaction was approved at a September 26, 1995 meeting of SCL shareholders. The transaction is subject to the approval of the Board of Directors of INTEK, due diligence, regulatory approval, and shareholder approval.

Pursuant to a Financing Agreement and related agreements between INTEK, Roamer One, LMT and SCL, LMT has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's common stock to Securicor International Limited, a wholly-owned subsidiary of Security Services, plc, of which Securicor is a majority owner. Pursuant to the Financing Agreement, the shares were issued at a share price of $4.26875. The Financing Agreement provides that approximately $3.9 million in additional equipment will be financed by LMT over a period of 12 months upon the delivery of letters of credit by INTEK to LMT. On October 13, 1995, one letter of credit in the amount of $750,000 was issued to LMT.

The law firm of Kohrman Jackson & Krantz, of which Steven L. Wasserman is a Principal, renders legal services to INTEK and its subsidiaries for which it received fees of $123,381 during the nine months ended September 30, 1995 from INTEK. Mr. Wasserman is a member of the Board of Directors of INTEK.

For the nine months ended September 30, 1995, Roamer One was invoiced $7,839,335 for radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $1,212,300. During the nine months ended September 30, 1995, Roamer One made payments to SCL totaling $6,923,422 leaving an ending accounts payable balance of $2,128,213. This amount is included in related party payable.


(5) INVESTMENT IN JOINT VENTURE

In May 1995, INTEK contributed $125,000 for a 50% interest in SLW Properties, Ltd., an Ohio limited liability company ("SLWLLC"). The assets of SLWLLC consisted of twenty-five percent (25%) of the outstanding shares of common stock of Pagers Plus Cellular, a California corporation ("PPC"), a $250,000 secured promissory note issued by PPC to SLWLLC on May 9, 1995, a security interest in certain assets of PPC, the right to appoint a director to PPC's Board of Directors, and the right to assume PPC's rights under certain management and joint venture agreements if PPC fails to repay the note by November 11, 1995. On July 12, 1995, the members of SLWLLC assigned all of the assets of SLWLLC to Brookline Capital Corp "Brookline Capital", formerly known as Brook SIG Corp). Brookline Capital was formed for the purpose of providing financing to various 220 MHz specialized mobile ratio ("SMR") management companies in the United States. The Company and SCL were shareholders of Brookline Capital. On September 20, 1995, the Company sold its shares in Brookline Capital to Brookline Minerals, Inc. In exchange for its shares in Brookline Capital, the Company will receive certain shares of Brookline Minerals common stock pursuant to a formula based on the number of SMR systems financed by Brookline Capital. SCL also exchanged certain assets and Brookline Capital shares for shares of Brookline

Minerals common stock pursuant to the same formula. Intek and SCL entered into separate management services agreements with Brookline Minerals to provide certain management services and technical expertise for the development and implementation of Brookline Mineral's ongoing business strategy. Nicholas Wilson, a director of the Company, is a director of Brookline Capital and Brookline Minerals, John Simmonds, a director of the Company, is a director of Brookline Capital and Brookline Minerals and the President of Brookline Capital and Steven L. Wasserman, a director of the Company, is the Secretary of Brookline Capital.


(6) NOTE PAYABLE

In November 1994, INTEK borrowed $2,500,000 (the "Loan") against a short-term promissory note from Noramco Mining Corporation, now known as Quest Capital Corporation ("Quest"), bearing interest at the rate of twelve percent (12%) per annum. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. Quest has agreed to extend the term of the Loan until the earlier of December 15, 1995, the sale of the Property (as defined below) or closing of any equity financing by INTEK, in exchange for 162,000 shares of common stock of INTEK. The cost of $532,500 for 142,000 shares was amortized over the first six months of 1995 and is included as a component of interest expense on the Condensed Consolidated Statement of Operations. The cost of $102,500 for 20,000 shares is being amortized as a component of interest expense over the extension period from July through December 1995. The Loan is secured by a first mortgage on the real property owned by Olympic (the "Property") and a guarantee from SCL. In return for its guarantee, INTEK has agreed to provide SCL with a pledge of Olympic's outstanding common shares and a second mortgage on the Property. Approximately $1,600,000 remains outstanding on the Loan.

(7) COMMITMENTS

As of September 30, 1995, Roamer One has entered into 89 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the SMR systems. These leases generally have a five year term, with three consecutive five-year extension periods upon the mutual agreement of the parties.

As of September 30, 1995, future minimum lease payments are as follows:

    1995        $  204,193
    1996           747,220
    1997           691,020
    1998           597,619
    1999           540,823
    2000           208,225
                ----------
                $2,989,100
                ==========

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

(8) MAJOR CUSTOMERS

Roamer One has commenced construction and management of 220 MHz Specialized Mobile Radio systems pursuant to Management Agreements. Of these agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During the nine months ended September 30, 1995, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. The Company expects to deliver at least 50 systems to its major customer, Voice Data Communications, ("VDC") prior to the deadline imposed by the Federal Communications Commission ("FCC") of December 31, 1995. As of September 30, 1995, a total of 30 systems had been completely constructed for VDC. During the nine months ended September 30, 1995, a total of 32 systems had been delivered and invoiced to VDC at a gross profit of $221,385.


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

As of September 30, 1995, the Company completed four sales totaling $4,022,407 for equipment and inventory. The Company received cash of $3,855,784 and a note in the remaining principal amount of $166,623 bearing interest at the rate often percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only.

Of the proceeds from these sales, $263,000 was applied against a note payable secured by Olympic's assets, $900,000 was repaid to Quest under the Loan and the remainder was used for working capital.

A summary of the net assets of discontinued operations is as follows:


                                          1995                  1994
                                     -----------           -----------
Property, Plant & Equipment, Net     $1,523,314            $4,334,183
Liabilities                            (654,450)           (1,602,085)
                                     -----------           -----------
Net Assets                             $868,864             2,732,098
                                     ===========           ===========


(10) DIRECTOR COMPENSATION

On June 20, 1995, the Board of Directors approved a resolution that directors will be compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director, retroactive to January 1, 1995. For the nine months ended September 30, 1995, the Company paid Directors fees of $51,500 and has accrued $8,000 for unpaid directors fees.

(11) STOCK OPTION PLANS

On June 23, 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the offering and sale by the Company of up to 500,000 shares of the Company's common stock, par value $0.01 pursuant to stock options granted or to be granted under the 1988 INTEK Diversified Corporation Key Employee Incentive Stock Option Plan.

At the Annual Meeting of Shareholders held on July 5, 1995, the shareholders voted to approve the 1994 Stock Option Plan which provides for the granting of options of up to 600,000 shares of the Company's Common Stock. The 1994 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ( the "Code"), and "nonqualified stock options", which are not intended to qualify under any provision of the Code. Each grant shall specify the number of shares of Common Stock to which it pertains; provided, however, that no optionee may be granted stock options for more than 60,000 shares in any fiscal year of the Company.

The shareholders also voted to approve the 1994 Directors' Stock Option Plan (the "Directors' Plan") which provides for the granting of options of up to 300,000 shares of the Company's Common Stock. Under the terms of the Directors' Plan, each member of the Stock Option Committee received an option to purchase 40,000 shares of Common Stock on September 24, 1994. In addition, each director who was not a director on September 23, 1994 will receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Common Stock. Options are exercisable on the first anniversary of the date of grant, provided the optionee remains a director on such anniversary. No person may receive an option pursuant to the Directors' Plan more than once.

On August 2, 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the offering and sale by the Company of up to 900,000 shares of the Company's common stock, par value $0.01 pursuant to stock options granted or to be granted under the INTEK Diversified Corporation 1994 Stock Option Plan and the INTEK Diversified Corporation Directors' 1994 Stock Option Plan.


A summary of the Company's Stock Option Plans is as follows:

                                                 OPTION
                                                PRICE PER
1988 PLAN                           SHARES        SHARE
---------                          --------     ---------
   Shares granted:
      January 1, 1987              155,000        $1.75
      Shares terminated            (90,000)        1.75
      Shares exercised             (50,000)        1.75
                                   --------
      Shares under option           15,000

1994 STOCK OPTION PLAN
----------------------
   Shares granted:
      September 23, 1994            50,000       $2.75
      September 23, 1994           330,000        3.75
      Shares exercised             (40,000)       3.75
                                   --------
      Shares under option          340,000

1994 DIRECTORS' STOCK OPTION PLAN
---------------------------------
   Shares granted:
      September 23, 1994           120,000       $3.75
                                   --------

Total shares under option          475,000
                                   ========

As of June 30, 1995, options available for future grant were as follows:


   1988 Plan                       345,000
   1994 Stock Option Plan          220,000
   1994 Directors Plan             180,000
                                   -------
                                   745,000
                                   =======


(12) SUBSEQUENT EVENTS

On August 21, 1995, the Company signed a letter of intent with NovAtel Communications Ltd. ("NovAtel") of Calgary, Alberta, Canada to acquire certain wireless communication business, research and development, and manufacturing capability for a total consideration of US $30 million. At the time the letter of intent was signed, the Company paid a refundable deposit of $147,120 to NovAtel. The Company and NovAtel were unable to reach agreement by the deadline of September 30, 1995. The Company has requested that NovAtel repay the Company's deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH SEPTEMBER 30, 1994

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the nine months ended September 30, 1995 and as compared with the same period in 1994 as indicated in the Company's consolidated financial statements in accordance with reverse merger accounting treatment.

RESULTS OF THREE QUARTERS ENDED SEPTEMBER 30, 1995 COMPARED TO THE PERIOD FROM INCEPTION (FEBRUARY 4, 1994) THROUGH SEPTEMBER 30, 1994:

On September 23, 1994, a newly formed, wholly owned, subsidiary of the Company, Romnet, Inc., a Delaware corporation, merged with Simrom, an Ohio corporation (the "Merger"), whose principal assets were certain rights relating to licenses granted by the Federal Communications Commission ("FCC") for the 220 MHz to 222 MHz narrow band Specialized Mobile Radio ("SMR") spectrum. After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One"). The Company has now refocused its business from fabricating and selling plastics products primarily from injection and compression molding of various plastic resins to customers in the electronics, aerospace and commercial aircraft markets (the "Plastic Business") to a development stage enterprise of developing, constructing and managing a SMR network in the United States utilizing 220 MHz narrowband spectrum. The Company has disposed of a substantial portion of the assets relating to the Plastics Business. See Financial Footnote 9--"Discontinued Operations".

Roamer One currently holds management agreements with various licensee of the newly allocated 220 MHz SMR frequencies. Roamer One has grouped these agreements under three general categories which collectively represent 448 licenses and 2,240 channels (5 channels per license). Category I & II agreements provide the Company with an option to purchase the system in exchange for certain payments or conditions, including equipment financing. The systems require a capital investment of approximately $75,000 per site to construct. Category III management agreements provide for the payment of construction and operating expenses by the licensee. There is no option to purchase Category III licenses. These licenses account for 187 licenses to be built without need of Roamer One funding. The equipment is to be purchased from Roamer One.

Roamer One currently holds a total of Category I & II management agreements, containing an option to purchase the license together with the system, covering 261 licenses. As of September 30, 1995, a total of 99 systems had been completely constructed. Of these, 69 systems had been constructed for management agreements containing an option to purchase. The option to purchase the system from the licensee can be exercised at any time after construction is complete. Roamer One has entered into Category III
187 management agreements with licensees who provide for the construction and operating expenses on their own behalf. As of September 30, 1995, 30 systems had been completely constructed under Category III agreements.

Roamer One provides services related to its managed systems as well as to third parties that include:

      1.) System design and construction
      2.) Marketing support
      3.) Mobile radio supply and distribution
      4.) Subscriber acquisition and loading
      5.) Dealer network establishment
      6.) Subscriber billing and tracking
      7.) Budget administration
      8.) System management, maintenance, and repair

The management fees charged to licensees range from 20% to 60% of gross revenues derived from system operations. The company will withhold its fees prior to disbursement of revenues to the licensee.

While Roamer One has a long term focus on the revenues derived from air time billing, management realizes the need to insure that a sufficient distribution channel to market exists to provide subscriber equipment to the end-user. Midland International Corporation of Kansas City ("Midland") has entered into a sales and distribution agreement with Roamer One. Midland is a wholly-owned subsidiary of Simmonds Communications Ltd. ("SCL"), one of INTEK's major shareholders. Midland is rated as the fourth largest distributor of land mobile radio products in the United States. Through agreements with major vendors, Securicor in particular, Roamer One will be supplied with subscriber product bearing the Roamer One name and logo.
Midland will warehouse, distribute, and service the product throughout the growing Roamer dealer network. This "private labeling" of radio equipment will help establish Roamer One name recognition in the marketplace and create a value added incentive for dealers to offer activation on the Roamer One North American Wireless Network of systems. Roamer One will augment sales by telemarketing, direct mail, and personal calls to larger accounts in the transportation, public utilities, and service industries. The initial radios will be of traditional voice dispatch variety and management estimates indicate that a subscriber population of approximately 120 units per system will be required for the Company to realize a positive cash flow from operations. All additional subscribers, including eventual data users, will add revenues to the Company without further contribution of capital for equipment or significant increase in cost of goods sold.

On June 30, 1995, the Company entered into a Purchase Agreement with Simmonds Capital Limited, formerly Simmonds Communications Ltd. ("SCL") pursuant to which the Company will acquire certain assets and subsidiaries of SCL (including Midland) relating to SCL's wireless communications business, including substantially all of SCL's two-way radio equipment and systems integration business. The purchase price for such assets will be 15,000,000 shares of common stock of INTEK plus the assumption of certain SCL intercompany debt which will be paid by INTEK through the issuance of INTEK convertible preferred stock and a promissory note. The Company and SCL are finalizing the details of the formula for the amount of intercompany debt to be assumed, the features of the preferred stock and the terms of the promissory note. Under the terms of the Purchase Agreement, as amended, the deadline to complete the transaction is January 31, 1995. Under the terms of the proposed transaction, SCL will sell to INTEK all of its wireless communications business including Midland International Corporation ("MIC") which is a wholly owned subsidiary of SCL, Inc., the operating assets of Midland International Limited ("MIL"), and SCL Systems. MIC is a distributor and value added reseller of wireless communication products for the professional land mobile radio market. MIL is a Canadian corporation which distributes Midland wireless communication products in Canada and internationally. SCL Systems is a systems integrator for large, wide-area wireless communications networks. The transaction was approved at a September 26, 1995 meeting of SCL shareholders. The transaction is subject to the approval of the Board of Directors of INTEK, due diligence, regulatory approval, and shareholder approval.

As of September 30, 1995, the Company completed construction of 99 systems pursuant to its Management Agreements. Of its Management Agreements, 187 obligate the licensee to provide the funds for system construction and operating costs. During the nine months ended September 30, 1995, billings to licensees for site equipment, construction and installation resulted in equipment sales of $2,325,852.

Cost of goods sold as a percentage of net equipment sales was 89%.

Selling, general and administrative expense increased by $1,893,333 over the same period last year since the 1994 expenses include only Roamer One expenses. The expansion of Roamer One's activities since September, 1994 has increased operating expenses for repeater sites including tower leases, and utilities. INTEK has incurred significant expenses for accounting and legal fees related to audits, regulatory reporting, the proposed Merger and its financing activities.

Net Interest Expense of $753,615, related primarily to the short-term promissory note from Quest. See Financial Footnote 6--"Note Payable."

The loss from continuing operations was $2,376,805 greater than last year due to the increase in selling, general and administrative expenses and the interest costs related to the extension of the maturity date of the Quest Loan (as defined below).


Liquidity and Capital Resources.

At September 30, 1995, working capital was $(291,466). Approximately $1.6 million remains outstanding on the loan (the "Loan") from Quest in the original principal amount of $2.5 million. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. See Financial Footnote 6--"Note Payable". Quest agreed to extend the term of the outstanding amount under the Loan until the earlier of December 15, 1995, the sale of the Property (as defined below) or closing of any equity financing by INTEK, unless an extension is obtained. Quest agreed to the extension in exchange for 162,000 shares of common stock of INTEK. The cost of $532,500 for 142,000 shares was amortized over the first six months and is included as a component of interest expense on the Condensed Consolidated Statements of Operations. The cost of $102,500 for 20,000 shares is being amortized over the extension period from July through December 1995.

The Company is pursuing the sale of the remaining non-performing assets of Olympic which consist of land and a building (the "Property"). The Company has not received any offers on the Property. The Company has signed an Exclusive Authorization to Sell with Daum Commercial Industrial Real Estate. The agreement grants the broker an exclusive right to sell the Property through December 31, 1995. If the Company is successful in selling the Property (which Property is encumbered by a lien in favor of Quest), the loan to Quest will be repaid with the proceeds of such sale. Any remaining proceeds will be used for working capital. While the Property is appraised at an amount in excess of $2 million, the Property is located in Southern California where demand for and market value of commercial real estate remain depressed thereby adversely impacting the ability of the Company to sell the Property. No assurance can be made that the Property will be sold in the near term or that it will be able to sell it at a price close to the appraised value.

Pursuant to a Financing Agreement and related agreements between INTEK, Roamer One, LMT and SCL, LMT has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's common stock to Securicor International Limited, a wholly-owned subsidiary of Security Services, plc, of which Securicor is a majority owner. Pursuant to the Financing Agreement, the shares were issued at a share price of $4.26875. The Financing Agreement provides that approximately $3.9 million in additional equipment will be financed by LMT over a period of 12 months upon the delivery of Letters of Credit by INTEK to LMT. On October 13, 1995, one Letter of Credit in the amount of $750,000 was issued to LMT.

The Company is contemplating the raising of additional capital through either a private placement of its securities or offerings of its securities pursuant to Regulation S under the Securities Act of 1933. As discussed above, any proceeds from such offerings must be used to repay the Loan unless a waiver of such requirement is obtained from Quest. No assurance can be made that the Company will successfully complete such offerings, that adequate funds will be raised to repay Quest and fund the Company's working capital needs or that a waiver will be obtained from Quest.

Subsequent to the end of the third quarter, Roamer One received a confirmed order from its customer, Voice Data Communications ("VDC") for an additional 28 systems for delivery prior to December 15, 1995. The order represents approximately $2.1 million in sales revenues to Roamer One through December 1995. VDC has posted a non-refundable $500,000 deposit against the order with the balance due upon delivery of the systems to the construction site.

The ratio of current assets to current liabilities as of September 30, 1995 was
0.94 to 1, compared to 1.6 to 1 as of December 31, 1994. Cash decreased by $812,837 while book value of property of discontinued operations decreased by $1,863,234 due to the sale of a portion of Olympic's assets. See Financial Footnote 9--"Discontinued Operations".

RESULTS OF THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO PRIOR YEAR:

During the three months ended September 30, 1995, billings to licensees for site equipment, construction and installation resulted in equipment sales of $805,514.

Cost of goods sold as a percentage of net equipment sales was 85%.

Selling, general and administrative expense increased by $724,549 over the same period last year since the 1994 expenses include only Roamer One expenses. The expansion of Roamer One's activities since September, 1994 has increased operating expenses for repeater sites. INTEK has incurred significant expenses for accounting and legal fees related to audits, regulatory reporting, the proposed Merger and its financing activities.

Net Interest Expense of $107,270, related primarily to the short-term promissory note from Quest. See Financial Footnote 6--"Note Payable"

The loss from continuing operations was $681,064 greater than last year due to the increase in selling, general and administrative expenses and the interest costs related to the extension of the maturity date of Quest's Loan.


PART II.
OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.  None

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) On July 5, 1995, the Company held its annual meeting of stockholders.

          (b)  At the annual meeting, the following directors were elected:
Nicholas R. Wilson, Vincent P. Paul, John G. Simmonds, Harry Dunstan, Peter
A. Heinke, Steven L. Wasserman, David Neibert and Christopher Branston.

          (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals is listed below.

          Proposal #1 - Election of Directors

                                        For          Against
Nicholas R. Wilson                 7,837,433                 0

Vincent P. Paul                    7,835,433            2,000

John G. Simmonds                   7,837,433                 0

Harry Dunstan                      7,837,433                 0

Peter A. Heinke                    7,837,433                 0

Steven L. Wasserman                7,837,433                 0

David Neibert                      7,837,433                 0

Christopher Branston               7,837,433            2,000


          Proposal #2 - Approve 1994 Stock Option Plan which provides for the granting of stock options for up to an aggregate of 600,000 shares of the Company's common stock to officers and other key employees and consultants.

               7,836,933   For
                   1,500   Against


          Proposal #3 - Approve 1994 Directors' Stock Option Plan which provides for the granting of up to 300,000 shares of the Company's common stock to the Company's directors.

               7,835,933   For
                   2,500   Against

          Proposal #4 - Ratify Appointment of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1995.

               7,838,433   For
                       0   Against

Item 5.  Other Information.  None


Item 6. Exhibits and Reports on FORM 8-K.

a.    Exhibits

     10.20 Amendment to Loan Agreement dated as of February 9, 1995 between Quest Capital Corporation and INTEK Diversified Corporation

     10.21 Agreement dated as of February 9, 1995 between Quest Capital Corporation and INTEK DIversified Corporation.

     10.23 Asset Purchase Agreement between Brookline Minerals Inc. and Orvilliers Resources Ltd. dated as of August 24, 1995

     10.24 Escrow Agreement between Simmonds Communications Ltd., Sendeck Travel, Limited and INTEK Diversified Corporation dated September 20, 1995.

     10.25 Management Services Agreement dated as of August 24, 1995 between INTEK Diversified Corporation and Brookline Minerals Inc.

     10.26 Management Services Agreement dated as of August 24, 1995 among Brookline Minerals Inc., Simmonds Communications Ltd. and Midland International Corporation.

     10.27 Share Purchase Agreement dated as of August 24, 1995 among Brookline Minerals Inc., Simmonds Communications Ltd., INTEK Diversified Corporation and Sendek Travel, Limited.


     27.1      Financial Data Schedule.

b.    Reports on Form 8-K

      The Registrant filed one report on Form 8-K during the third quarter of 1995. The report, filed on August 30, 1995, related to the announcement of the execution of a letter of intent between the Company and NovAtel Communications Ltd. ("NovAtel") pursuant to which the Company would acquire certain wireless communications business, research and development and manufacturing capability of NovAtel for approximately $30 million in cash and common stock and warrants of the Company. The report was filed pursuant to
Item 5 on Form 8-K.

                 INTEK DIVERSIFIED CORPOR ATION AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        September 30, 1995


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:        November 14, 1995


INTEK DIVERSIFIED CORPORATION



By:  /s/ PETER A. HEINKE
   ---------------------------------------
     Peter A. Heinke
     Chief Financial Officer
     (Duly Authorized Officer and
     Principal Financial and Chief
     Accounting Officer)