Form 10-K405
period 1995-12-31
INTEK DIVERSIFIED CORP
filed 1996-04-01
CIK 50977

                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-K


   X     Annual Report Pursuant to Section 13 or 15(d) of the
- -------  Securities Exchange Act of 1934. (Fee Required)

         For the Fiscal Year ended: December 31, 1995

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ------   Exchange Act of 1934.

         For the Transition Period From          to
                                        --------    ----------
                           Commission File Number:  0-9160

                        INTEK DIVERSIFIED CORPORATION
- -----------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                               04-2450145
- ---------------------------                ---------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)          Identification Number)

970 West 190th Street, Suite 720, Torrance, California       90502
- ------------------------------------------------------       -----
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (310) 366-7335

    Securities registered pursuant to Section 12(b) of the Act:
                                   None

    Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.01 Par Value
                        ---------------------------
                           (Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. [         ]

As of March 27, 1996, the aggregate market value of voting stock held by nonaffiliates was approximately $51,484,710. The number of shares outstanding of the Registrant's Common Stock was 10,958,278 as of March 27, 1996.

Documents Incorporated by Reference: None.

This Report includes a total of 35 pages, excluding Exhibits. The Exhibit index appears on page 36.

                            INTEK DIVERSIFIED CORPORATION

                              ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                                                                     Page No.
                                                                     --------
PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . .12
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .12
Item 4.     Submission of Matters to a Vote of Security Holders. . . . .12

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . .13
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . .14
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .14
Item 8.     Financial Statements and Supplementary Data. . . . . . . . .19
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . .19

PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . .20
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . .21
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . .26
Item 13.    Certain Relationships and Related Transactions . . . . . . .30

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .32


                                        Page i

                                        PART I

ITEM 1. BUSINESS

GENERAL

    INTEK Diversified Corporation ("INTEK" or the "Company") was incorporated in 1969. On September 23, 1994, INTEK acquired the business of Simrom, Inc. ("Simrom"), an Ohio corporation, whose principal assets were certain rights relating to licenses granted by the Federal Communications Commission (the "FCC") for the 220 megahertz to 222 megahertz ("220 MHz") narrowband spectrum through a business combination (the "Merger") involving the merger of Simrom into a newly formed subsidiary of INTEK (the "Acquisition Subsidiary"). Subsequent to the Merger, the Acquisition Subsidiary changed its name to Roamer One, Inc. ("Roamer One") and the Company refocused its business to a development stage enterprise engaged in developing, constructing and managing a specialized mobile radio ("Specialized Mobile Radio" or "SMR") network in the United States utilizing the recently licensed 220 MHz narrowband spectrum from that of fabricating and selling plastic products primarily from injection and compression molding of various plastic resins to customers in the electronics, aerospace and commercial aircraft markets (the "Plastics Business"). See "Cautionary Statement for Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

    The Company has one principal subsidiary, Roamer One, and three insignificant subsidiaries, Olympic Plastics Company, Inc. ("Olympic"), IMCX, Inc. and IDC, Inc.


SUBSIDIARIES

    ROAMER ONE, INC.

         Roamer One is a manager of SMR systems through its contracts with certain holders of 220 MHz local licenses. A proposed SMR Network will be built with equipment designed to operate on very narrow, 5 kilohertz ("KHz"), bandwidths linking these SMR systems together (the "Roamer One Network"). The evolution of narrowband technology is a result of the efforts of the Federal Communications Commission ("FCC") to achieve spectrum efficiency for all types of broadcast service. The 220 MHz spectrum was allocated to explore further the development of narrowband equipment in a "virgin" spectrum (I.E. virtually free of existing licensees or authorized users). In 1991, the FCC adopted rules and permitted license applications to be filed for SMR systems and other private land-mobile communication systems in the 220 MHz spectrum. In 1993, approximately 3,300, five channel, trunked licenses were awarded to licensees.

         Roamer One has contracts with certain holders of 220 MHz local licenses covering approximately 2,125 channels. Roamer One has classified such contracts as: Category I, Category II, or Category III Agreements.

         Under the Category I Agreements, each of the licensees (which are, in some instances, directors of the Company) have entered into an "Exclusive Management Agreement and Right of First Refusal" ("Management Agreement"). Each licensee under a Category I Agreement also has entered into an Option to Purchase Agreement (the "Option Agreement") providing Roamer One with the exclusive right to purchase the constructed 220 MHz SMR system, together with the 220 MHz FCC license. Under the Option Agreement, Roamer One is required to fund all capital costs and operating expenses. The purchase under the Option Agreement may be exercised by Roamer One at any time after construction by Roamer One of the 220 MHz SMR system is completed.

         Under Category II Agreements, each of the licensees has entered into a Management Agreement which permits Roamer One to earn and retain a percentage of the gross subscriber revenues. Each of the licensees also has entered into an Option Agreement, however, the option may be exercised only after a prescribed period of operation. Roamer One is required to finance the building of the 220 MHz SMR system and contribute operating capital until such time as the system is profitable. The purchase price of the 220 MHz SMR system, together with the 220 MHz license, is computed using a multiple of earnings at the time of purchase.

         Under the Category III Agreements, each of the licensees has entered into a Management Agreement which provides that Roamer One will manage the 220 MHz SMR system for a fee based upon a percentage of subscriber revenues earned from the operation of the SMR system. Under a Category III Agreement, Roamer One has no option to purchase such 220 MHz SMR system but does have a right of first refusal to purchase the SMR system in the event that an acceptable offer to buy such system is submitted to the licensee by a third party. The licensees under Category III Agreements are obligated to provide the funds for the system construction and operating costs.

         At December 31, 1995, the Company had 425 Management Agreements for a total of 2,125 channels. Roamer One will provide services related to managed SMR systems that include:

         1.   System design and construction
         2.   Market demographics
         3.   Advertising
         4.   Subscriber acquisition and loading
         5.   Dealer network establishment
         6.   Subscriber billing and tracking
         7.   Budget administration
         8.   System management, maintenance and repair

         The FCC has allocated nationwide channels for licensing. Of this allocation, the FCC has issued licenses for four commercial systems, one of which is now subject to further administrative litigation. The remaining two commercial licenses and the non-commercial licenses have yet to be issued by the FCC pending resolution of regulatory matters involving the applicants. Roamer One does not have agreements related to licenses for nationwide channels.

         TECHNOLOGY. Roamer One has a supply arrangement with Simmonds Capital Limited ("SCL"), formerly known as Simmonds Communications Ltd. SCL installs large, integrated systems and has the technological expertise to insure that the systems network properly. Roamer One purchases all base station equipment and installation labor from SCL and SCL is responsible for the turn-key construction of each of the sites as directed by Roamer One and, ultimately, the licensee of each system. See "Certain Relationships and Related Transactions."

         The current manufacturers of 220 MHz transceiver equipment from whom SCL obtains its base station repeater equipment are SEA, Inc. of Mountlake Terrace, Washington and Securicor's Linear Modulation Technology, Ltd. ("Securicor LMT"), located in England. Equipment from these and certain other vendors may not be available in time to allow the completed construction of all 220 MHz SMR systems subject to Management Agreements with Roamer One prior to the FCC amended deadline. Roamer One has placed orders with SCL for the equipment which Roamer One requires to construct 241 systems. Included in this order is equipment required by Category III licensees, for which Roamer One will earn an incremental profit upon delivery and invoicing to the licensee. During 1995, Roamer One purchased $9,298,000 of radio equipment and installation services from SCL. As of December 31, 1995, Roamer One had an accounts payable balance of $2,452,000. On February 29, 1996, the Company made a payment to SCL in the amount of $2,300,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Due to the recognition of the Roamer One name in the marketplace, the Company negotiated for the purchase of mobile radios bearing the Roamer One logo from Securicor LMT and the receipt, warehousing and distribution of such Roamer One mobile radios by Midland International Corporation ("MIC") of Kansas City, Missouri, a wholly-owned subsidiary of SCL. See "Certain Relationships and Related Transactions."

         SMR USERS; ROAMER ONE SERVICES. The largest segment of SMR users today use trunked channels with traditional, push-to-talk, voice radios. Subscribers consist mainly of service companies such as contractors, plumbers, electricians, roofers, maintenance personnel and other operators of fleets of vehicles. In addition, a large segment consists of couriers, limousine services and other transportation companies. Utility companies, package handlers, fire and paramedic vehicles and other public safety concerns are typical SMR users who may own or lease entire systems in a local area. The SMR spectrum is used because a form of voice communication from a dispatch location, or base station location is required for a fleet of vehicles. The Roamer One radio offers these customers dispatch group calling capability and privacy since the operator has the capability to contact each radio individually or a group of radios at the same time.

         The Roamer One radios are similar in appearance to the traditional SMR radios currently in use by dispatch customers such as taxi cabs, trucking firms and construction companies. The microphone can be equipped with a key pad that provides for telephone interconnect dialing and other numeric functions permitted within the feature set of the equipment. The speaker can either be contained within the radio or mounted separately in another location for better sound quality. The Roamer One radios require a 12 volt DC power supply and draw from 400 milli-amps to 1.25 amps.

         Portable radios have now been type accepted by the FCC and are on the market. Securicor LMT has forecasted that its portable radio will be available by the end of 1996. The other major development area is data transmission and devices. Securicor LMT is capable of a 14.4 kilobit per second (kbps) transmission rate and can send data over its existing radio, via a standard RS232 pin plug on the chassis at 1200 band. SEA is working on enhancements to its bit rate, which is currently well below those products of Securicor LMT.

         Due to the 5 KHz bandwidth in the 220 MHz spectrum, compared to 25 KHz bandwidth in the 800 MHz spectrum, high speed data transmissions are a far more efficient use of the narrowband spectrum than other applications such as mobile telephone service. Roamer One does not intend to compete with cellular or personal communications systems ("PCS") operators. Roamer One's initial marketing effort is directed toward traditional dispatch users. Data communication is expected to be a longer term product which has not been fully realized with current equipment offerings. Examples of available data communications equipment include global positioning system receivers mounted on a vehicle to determine location and to monitor fuel consumption, speed, engine performance, two way messaging, credit card reading for wireless authorizations, and remote control of any application or function (lights, valves, doors, switches, etc.) A key element to the deployment of data services is the development by original equipment manufacturer ("OEM") vendors of integrated devices not requiring a separate radio for transmission. The current offerings of data terminals require connection to a radio to facilitate messaging. Roamer One can provide no assurances that OEM vendors will develop these integrated data devices, applications or integrated application software, that manufacturers will be able to provide any or all of such data communication devices economically, or that consumers will desire such services in the future.


         ADVANTAGES OF LINEAR MODULATION AT 220 MHZ. The advantages of linear modulation at 220 MHz, which management of Roamer One believes creates a competitive advantage over other applications, are:

         1. The signal propagation characteristics at 220 MHz are superior to those at higher frequencies, including 800 MHz and 900 MHz. The signal is less susceptible to loss due to trees, rain, variable terrain and buildings.

         2. The signaling protocol being used in the Securicor LMT equipment has been proven in many other installations to be stable with large numbers of subscribers while continuing to provide an excellent quality of service. The techniques being employed in competing digital compression systems are yet to be perfected.

         3. The protocol being used by the Securicor LMT equipment is substantially similar to equipment currently utilized in Europe which has proven to be a effective means to "network" multiple sites and multiple channels. The protocol will be a distinct advantage over other SMR analog logic trunked radio ("LTR") operators as Roamer One rolls out its plan to create a national network of systems.

         4. The Securicor LMT systems allow for the assignment of an electronic site address and a unique identity number for the mobile radio. These features will allow for the control of, and the accounting for, each subscriber on the service. Traditional LTR operators are unable to police their systems and account for the number of subscribers. As a consequence, LTR operators are unable to bill appropriately for their services because they have no method of accurately determining how many subscribers there are on each of the licensee's systems. Roamer One will be able to charge accurately for usage of its managed systems. Additionally, the assignment of unique identity numbers will provide for the subscribers to contact other subscribers individually and with privacy instead of communicating through a shared group of mobile codes.


         COMPETITION. Roamer One believes that it will be able to provide services that are competitive with certain services provided by SMR operators in the 800 MHz and 900 MHz frequencies and other existing and future wireless communication providers of dispatch and data communications services, including the emerging personal communication services ("PCS"). Roamer One does not expect to compete directly with cellular carriers, paging companies or providers of one-way PCS communications, although to some extent services provided by Roamer One and by these other carriers will be substitutes for each other.

         The SMR operators in the 800 MHz spectrum are expending large sums of money to build-out digitally enhanced mobile networks to provide an integrated package of services, including mobile telephone service, dispatch, and data communications services. The technology in use is sometimes generally referred to as Enhanced Specialized Mobile Radio ("ESMR"). A consolidation of 800 MHz licenses and operators has been underway for some time by publicly traded, well-capitalized, companies. During 1995, ESMR service has been implemented in selected major cities in the United States. The technology employed has been developed in large part by Motorola, but is still unproved commercially.

         Due to the high level of capital expenditures being made by 800 MHz system operators, the reportedly better transmission quality of the digital networks to the traditional analog SMR channels, and the claim that the new integrated package of services is a more effective and comprehensive communications product, it is expected that a premium will be charged for the service over the rates currently charged to dispatch users of analog systems. As a result, Roamer One believes this will provide an opportunity for it to attract a significant number of dispatch customers to the Roamer One Network who are not interested in paying the higher premiums for an ESMR service. Current users of 800 MHz SMR service also will be required to purchase new digital mobile radio equipment to continue use of the SMR system once a conversion has been made to ESMR. Roamer One believes that a window of opportunity exists to offer these displaced users a more economical alternative for fleet communications.

         There are, however, several factors which may impact negatively Roamer One's ability to attract 800 MHz customers to its 220 MHz SMR service:

         1. Many 800 MHz system operators own channels in the 900 MHz spectrum in the same market in which they are converting their 800 MHz SMR to an ESMR. As a result, they are able to load those existing clients who do not desire ESMR on the analog 900 MHz system. This migration still requires the purchase of new mobile radio equipment, however, the 900 MHz equipment is priced below levels of the 220 MHz equipment.

         2. The conversion to ESMR involves in most cases the use of a technique known as time divisional multiple access ("TDMA"). TDMA provides up to six times the number of channels and may allow the operator to eventually lower its basic subscriber rates as a function of capacities and economies of scale.

         3. The 800 MHz SMR operators are able to offer subscribers a mature radio product that has progressed through the commercial development stages. The Roamer One radio has not progressed through such commercial development stages. The volume of sales related to the 800 MHz radios has resulted in significantly lower prices compared to the price of the Roamer One radio. Also, the 800 MHz operators and service providers are generally well established and better able to withstand the efforts of a competing product offering, such as that of Roamer One through subsidizing the air time or mobile radio costs beyond the level at which Roamer One may be able to compete.

         4. Other SMR operators have already begun a consolidation with a goal of achieving a nationwide network. Because these operators have had clients and systems in operation for a considerably longer period than that of Roamer One, they have a competitive advantage in completing their respective networks and maintaining a significant percentage of their existing subscriber base.

         The FCC has commenced a competitive bidding schedule for licenses in the recently allocated PCS market. To date, the FCC has issued national and regional narrow band PCS licenses and certain broad band PCS licenses. The FCC is now auctioning other broad band PCS licenses and has indicated that in the future it intends to auction additional narrow band and broad band PCS licenses. PCS is described to be the next generation in personal wireless communications and will provide for digital voice, data, paging, messaging and dispatch operations all transmitted with low power, lightweight, portable hand-held units.

         The FCC has commenced a competitive bidding process for licenses in 900 MHz frequencies intended for use by SMR service providers and paying companies. An additional geographic area-based allocation of 220 MHz SMR licenses is scheduled for auction during the fourth quarter of 1996. All of these licensees are potential competitors for Roamer One in its quest for new subscribers.

         In addition to PCS, there are a host of other services that could eventually compete with the 220 MHz SMR operators and Roamer One due to the movement that the FCC is taking towards a "level playing field" or "regulatory parity." Services such as interactive video data service or wireless cable may be allowed to offer dispatch services under the FCC proposed rule making. This regulatory parity, however, is a corresponding benefit to Roamer One as 220 MHz operators will be allowed to offer fixed point transmissions, paging, messaging and other services previously garnered by licensees of a differing spectrum.


         SITE LEASES. As of December 31, 1995, Roamer One had entered into 101 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220 MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of December 31, 1995, Roamer One paid $780,500 in 1995 site lease fees. As of December 31, 1995, total future minimum lease payments for the Category I and Category II site leases, which are contractual obligations of Roamer One, are as follows:

    1996                       $837,220
    1997                        781,021
    1998                        674,960
    1999                        620,978
    2000                        283,972
    Thereafter                        -
                             ----------
                             $3,198,151
                             ==========


         EMPLOYEES AND OFFICES. The Company has 10 employees operating from its offices located at 970 West 190th Street, Suite 720, Torrance, California. In addition, the Company has a national sales manager based in Texas and a regional sales manager based in New York.


         REGULATION BY THE FCC. SMR operators, just as radio and television stations, are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended, (the "Communications Act") which empowers the FCC, among other things, to issue, renew, revoke, and modify licenses (usage rights to frequencies), to approve the assignment or transfer of control of licenses, to regulate the apparatus used by stations, to designate areas served by particular stations or operators, to assign frequencies, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose penalties for violations of such regulations. The FCC's policy considerations, as well as technical limitations and interference standards, determine the number of persons or entities that can be granted licenses.

         Because Roamer One's business is regulated by the FCC, its business affairs (and those of its actual and potential competitors) are always subject to changes in FCC rules and policies. Such changes can increase the level of competition, the cost of regulatory compliance, the methods in which the Company manages its systems, the difficulty in obtaining or keeping licenses, or other facets of the Company's regulatory environment. Further, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time.

         The FCC requires that licensees maintain de jure and de facto control of their radio systems at all times. This requirement is applicable to the 220 MHz licensees which Roamer One seeks to manage and acquire. A licensee's failure to maintain control can result in an FCC investigation or hearing, imposition of monetary forfeitures, or revocation of the license. Although certain guidelines have been adopted, the FCC has yet to establish a firm rule to determine if a licensee has given control to a manager, either under the terms of the agreement or as result of the course of dealing between the licensee and the manager.

         Although non-nationwide 220 MHz licenses originally were granted with a "construction period" of eight (8) months following the date of issuance, the construction period was extended three times, most recently by the FCC Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252. The current construction deadline is March 11, 1996 for all non-nationwide 220 MHz licensees that elect to construct base stations at currently authorized locations, and at least until August 15, 1996, for all licensees granted authority to modify licenses to relocate base stations. The August deadline is applicable only to licensees who file with the FCC (a) on or before March 11, 1996, a Letter of Intention to modify their location, and (b) on or before May 1, 1996, a valid application to modify their authorizations by relocating their stations to a different location. Pursuant to the Management Agreements, the Company on behalf of licensees has prepared approximately 280 Letters of Intention which were subseqently filed. The Company currently is assessing available site locations and presently intends to assist its licensees in preparing applications for modifications to the site locations for substantially all the unconstructed systems relating to licenses for which it holds Management Agreements.

         Under the FCC's rules, any failure to construct a 220 MHz system on or before its construction deadline and to notify the FCC thereof results in automatic cancellation of the license for any unconstructed frequencies. Any systems constructed at an alternate site prior to January 26, 1996 pursuant to Special Temporary Authority ("STA") granted by the FCC are considered having met the construction deadline and will be granted a permanent modification to the license regardless of the compliance to the rules as contained in the FCC Second Report and Order. These STA sites must be constructed, however, within the technical rules for 220MHz systems as outlined by the FCC. The Company believes the systems subject to Management Agreements which have been constructed pursuant to the STA meet the technical parameters as defined by the FCC and, therefore, the Company expects that each of the systems that were constructed as of March 11, 1996 will be granted a permanent license. There are no assurances, however, that the FCC will not reverse its position on the grant of permanent licenses or in some other manner deny authorization to operate such sites as alternate sites.

         The Company will have until at least August 15, 1996 (with the possibility of slight extensions depending on the date a modification is granted) to construct each system for which a modification is obtained from the FCC. There are no assurances that the Company will be successful in gaining a grant of site modification on behalf of all licenses for which an application is made. The Company will continue to assess site locations, market indicators and its financial resources in deciding whether to construct a system. No assurance can be made that the Company will be able to complete the construction of all systems for which a modification is granted by the end of the extended construction period or that it will have the financial resources to do so. In the event a system for which a modification to the license was granted by the FCC is not built by the construction deadline, the license would be forfeited and the Company would lose all of its rights and benefits under its Management Agreement with respect to such license.

         Under FCC regulations, 220 MHz base-station transmitters must be operated at a maximum power level and antenna height in accordance with a prescribed formula published by the FCC. The system operations are protected from interference from other co-channel reuse of the same frequency to the 38dbu V/m service contour. The signal strength of the 38dbu V/m as promulgated by a base station operating at the prescribed power level affords a predicted coverage radius of approximately 45 kilometers (28 miles). According to the rules relating to modification contained in the FCC Second Report and Order and in the original rules under which the licenses were allocated, no co-channel reuse generally will be permitted within 120 kilometers (approximately 75 miles).

         Licensees whose sites are located near the Canadian border are subject to the same rules and have the same opportunity to modify site locations, except that the construction period of one year does not become effective until such time as a treaty is signed between Canada and the United States regarding the use of the 220MHz frequencies that cross borders. If the Company decides to construct such systems prior to a treaty between Canada and the United States, there can be no assurance that a treaty will ultimately be negotiated and ultimately adopted or that the Company will be able to retain its rights and benefits afforded by the Management Agreement relating to such licenses in the event a treaty is not negotiated.

         Although current technology imposes capacity limitations on each 220 MHz channel, there is no regulatory limit on the maximum number of mobile units that SMR operators may serve on their systems. The FCC has not established loading requirements for 220 MHz channels.

         Licenses are generally granted for a five-year term, subject to compliance with FCC rules. Licenses may be renewed for additional five-year terms upon demonstrating compliance with FCC rules and provision of adequate service to the public. All SMR licenses may be revoked for cause after notice and opportunity for hearing.


         FOREIGN OWNERSHIP. The Communications Act restricts foreign investment in and ownership of FCC licensees which are classified as common carriers, including CMRS providers. This restriction is not applicable to non-licensee managers of communications systems, such as the role initially contemplated by Roamer One. The FCC generally has no regulatory authority over non-licensee managers.

         Among other things, foreign citizens, corporations and partnerships may not own more than 20% of a common carrier or CMRS licensee directly or more than 25% of the parent of a common carrier or CMRS licensee. Foreign nationals may not serve as officers or members of a common carrier or CMRS licensee's board of directors, but officers and up to one-fourth of the board of a common carrier or CMRS licensee's parent may be non-US citizens. In the case of parent corporations, the FCC can determine that this limitation can be exceeded in specific cases where consistent with the public interest. Although certain FCC precedent supports such a waiver in the case of citizens of Canada or Great Britain having interests in the parent companies of common carriers or CMRS licensees, no assurance can be given that the Company would be able to receive such a favorable determination if required. At present, Roamer One is not a CMRS licensee and therefore the FCC has no regulatory authority over the ownership structure of Roamer One or INTEK.


         TARIFFS. Common carriers, including CMRS providers, are subject to the tariff requirements of Title II of the Communications Act for interstate communications services. Pursuant to its statutory authority under the 1993 Budget Act, the FCC exercised its authority to forebear from enforcing the tariff requirements against CMRS licensees. The FCC did retain its statutory authority over CMRS rates and to permit users to recover unlawful charges. Additionally, in May 1994, the FCC initiated a proceeding to determine if it should forebear from other aspects of its Title II authority. That proceeding is continuing. The Company cannot provide any assurance that such regulation or forbearance will not adversely affect its business plan.


         USER FEES. The 1993 Budget Act adopted a schedule of user fees for virtually all FCC licensees. This schedule provides for an annual fee of $16 per license for 220 MHz SMR licenses. The 1993 Budget Act also specifies a mechanism by which this user fee will increase over time, although there was no increase for the 1995 fiscal year. In contrast, the user fee for certain other CMRS licensees for fiscal year 1995 was raised to $0.15 per two-way radio. Additionally, Congress also has been presented with proposals to increase its FCC user fees substantially for a variety of purposes. No assurance can be given that 220 MHz user fees will be maintained at or near their present levels, or that any such increases will not be so high as to affect the profitability of 220 MHz system.


    OLYMPIC PLASTICS, INC.

         Olympic was engaged in the Plastics Business but ceased all operations of its Plastics Business on or about March 31, 1995. Olympic sold the productive assets and inventory of its compression molding, electrostatic discharge, aerospace product lines and custom molding operations. Olympic continues to own land and a building located at 5800 West Jefferson Boulevard, Los Angeles, California. See "Property."


    IMCX CORPORATION

         On June 7, 1985, the Company acquired all the issued and outstanding stock of IMCS Corporation ("IMCS"), a California manufacturer of electrostatic simulation and testing systems. On August 12, 1993 the Company incorporated IMCX Corporation ("IMCX") in California for the purposes of holding patents and other assets and liabilities previously owned by IMCS. On August 12, 1993 IMCS was sold to Advanced Technology Inc.


HISTORY OF THE COMPANY

         In 1973, the Company acquired Olympic. In 1982, the Company founded
IDC International Corporation ("IDC") for the purpose of engaging in international ore trade. IDC ceased all international ore trading activity in February 1987 and is presently inactive. In June 1984, the Company acquired all the issued and outstanding stock of Bengal, Inc. ("Bengal"), a manufacturer and distributor of anti-static and conductive resins. Olympic and Bengal merged in December 31, 1985. On June 7, 1985, the Company acquired all the issued and outstanding stock of IMCS Corporation ("IMCS"), a California manufacturer of electrostatic simulation and testing systems. On August 12, 1993 the Company incorporated IMCX Corporation ("IMCX") in California for the purposes of holding patents and other assets and liabilities previously owned by IMCS. On August 12, 1993, IMCS was sold to Advanced Technology Inc.

         On February 3, 1994, the Company entered into a letter of intent with SCL and Roamer One Holdings, Inc. ("ROH") to acquire the radio carrier business of a joint venture, Simrom, a company formed by SCL and ROH. On April 12, 1994 the Company incorporated Romnet, Inc. ("Romnet"), a wholly-owned subsidiary, for the purpose of effecting the acquisition of Simrom. On April 20, 1994, the Company, Romnet, and Simrom executed an Agreement and Plan of Merger (the "Merger Agreement") whereby Simrom would transfer all of its capital stock to Romnet in exchange for 6,000,000 shares of the Company's Common Stock. On September 23, 1994 the shareholders of all parties approved the Merger, which became effective on that date. The Merger Agreement provided for (1) the merger of Simrom into Romnet, with Romnet as the surviving corporation and (2) the conversion, at the effective time of the Merger, of each of the issued and outstanding shares of Common Stock, without par value, of Simrom (consisting of 10,000 shares) into the right to receive, subject to certain possible subsequent adjustments, 600 shares of Common Stock, par value $0.01 per share (the "Common Stock") of the Company. The Merger was accounted for as a reverse acquisition because subsequent to the Merger, SCL and ROH, the former shareholders of Simrom (sixty percent (60%) of the total outstanding voting stock of Simrom was held by ROH and the remaining forty percent (40%) was held by SCL), held a majority of the Common Stock of the Company.

         Pursuant to the Merger Agreement, 3,000,000 shares of Common Stock were delivered to Simrom's stockholders immediately after the Merger became effective. All certificates representing the remaining Merger consideration, an additional 3,000,000 shares of Common Stock (the "Consideration"), would be held in escrow pending the build-out of one hundred (100) licenses subject to Option Agreements, or, alternatively, fifty (50) licenses subject to Option Agreements and one hundred (100) licenses subject to Management Agreements. As of December 31, 1995, the Company completed construction of 100 systems subject to Option Agreements and 67 systems subject to Management Agreements. Accordingly, the escrow agent released all certificates representing the remaining consideration to the shareholders of Simrom in January, 1996.

    IDC INTERNATIONAL CORPORATION

         IDC International Corporation ceased all business activity in 1987 and is presently inactive.

ITEM 2.  PROPERTIES

    The Company, Roamer One, Olympic, IMCX, and IDC operate from 3,372 square feet of leased office space at 970 West 190th Street, Suite 720, Torrance, California 90502. The lease was entered into on February 15, 1995 and has a term of five years.

    Olympic owns, in fee, land and a building (the "Property") located at 5800 West Jefferson Boulevard, Los Angeles, California. The building consists of a one-story masonry building with approximately 66,750 square feet of manufacturing and office space on 89,214 square feet of land. On March 22, 1996, the Company executed a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate ("Property Purchase Agreement") for the sale of the Property. The Property is encumbered by a deed of trust in favor of MeesPierson ICS Limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

    The Company's Common Stock trades on the NASDAQ Small-Cap Market (NASDAQ) under the symbol IDCC. The following table sets forth the high and low bid quotations and the trade price in the NASDAQ market as reported by the NASDAQ system for each quarter during the two years ended December 31, 1995 and 1994. These NASDAQ market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                              TRADE PRICE                       BID
                       -----------------------       ----------------------
                        HIGH            LOW           HIGH            LOW
   1995

First Quarter         $ 4-7/8       $  2-1/8        $ 4-1/2        $ 1-7/8
Second Quarter         10-3/4          3-7/8         10-3/8          3-3/4
Third Quarter          12-1/4          5-1/2         11-5/8          6-1/4
Fourth Quarter          8-5/8          5-7/8          8-1/8          5-7/8

   1994

First Quarter         $ 3-5/8       $   7/16        $ 3-1/2        $   3/8
Second Quarter          5-3/8         2-9/16              5         2-9/16
Third Quarter           5-1/8        2-13/16          4-7/8          2-3/4
Fourth Quarter          5-1/4          2-5/8              5          2-5/8



    The number of common shareholders of record was approximately 1,831 on March 27, 1996. The latest reported sales price for the Company's Common Stock on the NASDAQ exchange of March 27, 1996 was $8.375.

    The Company has never paid a cash dividend and has no present intention to pay any cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    As previously stated, the Company is now a development stage enterprise, and has redirected its efforts and resources to the development of an SMR mobile radio network in the United States. The following selected financial data represents information relevant to the future business of the Company.

(Thousands, except per share amounts)


                                                         INCEPTION
                                                       (FEB. 4, 1994)
                                                           THROUGH
                                                -----------------------------
                                  YEAR ENDED
                               DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1995
                               -------------   -------------   -------------
Statement of Operations Data
  Net Sales                          $ 3,547         $   329         $ 3,876
  Net Loss                            (2,837)           (939)         (3,776)
  Net Loss per Share                 $ (0.30)        $ (0.22)        $ (0.52)


                               DEC. 31, 1995   DEC. 31, 1994
                               -------------   -------------
Balance Sheet Data
  Working Capital                   $    844       $   3,216
  Total Assets                        12,534           9,263
  Shareholders' Equity              $  7,934       $   3,265


         No cash dividends have ever been paid by the Company.

         The above schedule should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 1995 and the year ended December 31, 1994. Similarly, the management discussion for the year ended December 31, 1994 covers only the period from the February 4, 1994 inception of Roamer One to December 31, 1994. The following should be read in connection with the consolidated financial statements and related notes appearing elsewhere in this report. Historical results of operations, percentage relationships and any trends that may be inferred therefrom are not necessarily indicative of the operating results of any future period. See "Cautionary Statement for Purposes of the Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

1995 RESULTS OF OPERATIONS - YEAR COMPARED TO PRIOR YEAR

         Through its wholly-owned subsidiary, Roamer One, INTEK is constructing, and plans to operate an SMR network in the United States utilizing certain rights and benefits accorded it by licensees in the newly allocated 220 MHz narrowband spectrum. Roamer One's business has been conducted by INTEK since a September 23, 1994 reverse merger with INTEK. Consequently, the management discussion for the year ended December 31, 1994 covers only the period from the February 4, 1994 inception of Roamer One to December 31, 1994 and does not include a comparative discussion for prior periods. See "Business-
- -Subsidiaries--Olympic."

         NET SALES. As of December 31, 1995, the Company completed construction of 100 systems subject to Option Agreements and 67 systems subject to Management Agreements for a total of 167 systems. This is an increase of 146 systems over the 21 systems that were constructed as of December 31, 1994. During 1995, billing to licensees for site equipment, construction and installation resulted in equipment sales of $3,547,000 compared to $329,000 in 1994.

         COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 91.7% in 1995, compared to 88.8% in 1994. The 2.9% increase was generally caused by the requirement to complete installation within the FCC deadlines. Field installation technicians had to travel to installation sites in the order that tower leases and equipment became available, which did not allow for the most efficient use of their time. Some installation sites were impacted by the harsh winter weather, making installation difficult and costly, and certain metropolitan areas required field upgrades of selected components and on-site tuning of systems to eliminate the effects of interference.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For 1995, site expenses were $469,000, up from $86,000 in 1994. The increased expenses were required to support the additional 146 systems that were constructed in 1995.

         SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for 1995 were $183,000. The Company incurred no such expense in 1994 as few sites had been constructed.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses. These expenses rose from $857,000 in 1994 to $2,866,000 in 1995 due to the development of the infrastructure to support the management of the systems, together with the efforts to raise capital and the efforts toward the planned merger, that was ultimately terminated, of the Midland Business owned by SCL which operates as a distribution and value added reseller of LMR products for the professional LMR market and as a systems integrator for LMR networks. General administrative expenses in 1994 resulted from a much lower level of business activity that included the cost of compliance reporting and the Merger, but included minimal cost related to management of the SMR systems. Consulting, management and directors' fees increased by $620,000 over 1994 fees.
Accounting, audit and legal expenses increased by $445,000 over 1994 expenses and non-recurring expenses from merger activities increased by $283,000 of 1994 expenses.

         OPERATING PROFIT (LOSS). In 1995, the operating loss was $3,225,000 up from $906,000 in 1994, due to start-up and development costs and the fact that subscribers have not yet been sought for the Company's services. The Company offset some of this loss in 1995 with a gain from sale of assets of $1,204,000 related to the disposal of the Olympic Plastics business.

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $209,000 during 1995, up from $41,000 in 1994. 1995 interest expense increased due to the $2,500,000 loan from Quest Capital Corporation.
See "Liquidity and Capital Resources." The 1995 financing cost of $635,000 was in the form of Common Stock that was issued to Quest Capital Corporation for extensions of the promissory note originally due from December 1994 but extended to December 1995.

         NET LOSS. The net loss was $2,837,000 in 1995, compared to $939,000 in 1994.


1994 RESULTS OF OPERATIONS

         NET SALES. As of December 31, 1994, the Company completed construction of 21 systems pursuant to its Management Agreements. During 1994, billing to licensees for site equipment, construction and installation resulted in equipment sales of $329,000.

         COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 88.8% in 1994.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For 1994, site expenses were $86,000.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses. General administrative expenses were $857,000 in 1994

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $41,000 in 1994.

         OPERATING PROFIT (LOSS). Net loss from continuing operations in 1994 was $939,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash is selling shares of its Common Stock, borrowing against the Company's assets, selling the assets relating to the Plastics Business and obtaining vendor financing.

         Additional capital will be required to complete the build-out of the Roamer One Network of 220 MHz SMR systems and to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis. The Company has invested the majority of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. In the event that the Company is unable to secure equipment or other financing, the number of built-out systems will be reduced in relation to the available funding. Thus, the Company may be unable to build out some of the licenses before they expire. However, the Company believes that it has already built the sites most critical to its future success and that it now has completed enough sites to support its planned operations.

         BORROWINGS.  In November, 1994, the Company borrowed from Quest
Capital Corporation ("Quest"), formerly known as Noramco Mining Corporation, $2,500,000 (the "Loan") bearing interest at the rate of twelve percent (12%) per annum. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. Quest agreed to extend the term of the Loan until the earlier of December 15, 1995, the sale of the Property or the closing of any equity financing by INTEK, in exchange for 162,000 shares of Common Stock of INTEK. The cost of $635,000 for the shares was amortized over the 1995 extension period. On December 29, 1995, Quest agreed to convert the Loan, through an offering pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), into 336,842 shares of Common Stock of INTEK and to release its liens in the collateral and guarantees.

         On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Debenture") to MeesPierson ICS Limited ("MeesPierson"), a United Kingdom limited liability company. INTEK also issued 50,000 shares of its Common Stock under Regulation S of the Securities Act to MeesPierson as a closing fee for its investment banking services and paid an agent fee of $25,000 to Octagon Capital Canada Corporation. See "Certain Relationships and Related Transactions." The Debenture matures in six months and bears interest based on the Bank of America Prime Rate. The Debenture is secured by perfected liens against the Property and the equipment related to 15 Category I licenses.

         On March 21, 1996, the Company executed a letter agreement with Global Emerging Markets, LTD regarding the placement of up to $6 million of subordinated notes and warrants to qualified purchasers pursuant to Regulation S under the Securities Act. No assurance can be made that such offering will occur.

         EQUITY SALES. On June 30, 1995, the Company issued 947,042 shares of Common Stock of INTEK to Securicor LMT in payment of invoices then outstanding totaling $4,000,000. The shares were issued pursuant to the Financing Agreement entered into between the companies on April 20, 1995.

         On December 4, 1995, the Company sold 170,000 shares of the Company's Common Stock and a warrant to acquire additional shares of Common Stock of INTEK under Regulation S of the Securities Act. The sale generated $1,020,000 at a discounted rate. On February 29, the warrant was exercised for 36,645 shares of Common Stock of INTEK at $0.01 per share.

         On January 12, 1996, the Company sold 201,000 shares of the Company's Common Stock pursuant to an offering under Regulation S of the Securities Act. The sale generated $849,342 net of fees and broker commissions.

         SALES OF ASSETS. The Company is pursuing the sale of the Property. The sale price is $2,200,000. The Property has a net book value of $1,555,000. On March 22, 1996, the Company executed the Property Purchase Agreement for the sale of the Property and escrow was opened. If the Company is successful in selling the Property (which Property is encumbered by a lien in favor of MeesPierson in the amount of $2,500,000), the Debenture to MeesPierson will be repaid, in part, with all the proceeds of such sale. While the Property Purchase Agreement contemplates the closing on the sale to occur on or before June 4, 1996, a number of conditions exist, such as the buyer's obtaining financing, an updated appraisal and a satisfactory environmental report, no assurance can be made that the conditions will be satisfied and the Property sold in the near term.

         During the first half of 1995, the Company entered into agreements to sell the machinery, equipment and inventory of the Plastics Business to four separate buyers. As of December 31, 1995, the Company completed four sales totaling $4,022,407 for equipment and inventory. The Company received cash of $3,868,560 and a note in the remaining principal amount of $153,847 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only. Of the proceeds from these sales, $263,000 was applied against a note payable secured by Olympic's assets, $900,000 was repaid to Quest under the Loan and the remainder was used for working capital.

         VENDOR FINANCING. The Company also is pursuing vendor financing for equipment purchases for the build-out of the systems for the Roamer Network.


MERGER WITH SCL AND SECURICOR

         On March 7, 1996, INTEK, SCL and Securicor Group plc ("Securicor") signed a letter of intent ("Letter of Intent") regarding a proposed combination of certain of their wireless communication businesses and related technology. The transaction would combine INTEK's Roamer One air time services business with the United States LMR business of Midland International Corporation ("Midland"), a wholly-owned subsidiary of SCL, and the wireless technology and manufacturing operations of Securicor Radiocoms Limited ("SRL"), a wholly-owned subsidiary of Securicor. If the proposed transactions are consummated, INTEK will become an integrated wireless company providing air time services, product development, distribution and manufacturing for the LMR market. The completion of the proposed transactions is subject to the completion of due diligence reviews by the parties, the negotiation and execution of definitive documentation and customary other closing conditions, including the receipt of regulatory and third party approvals and consents and the approval of INTEK's stockholders to the transactions and the issuance of its Common Stock. The parties expect the transactions to close during the second quarter of 1996. The previously announced proposed acquisition of the LMR Midland Business has been terminated by mutual agreement of SCL and INTEK.

         Under the terms of the Letter of Intent, INTEK will purchase a license from Midland for the use of the Midland trademark in the United States for the LMR market in exchange for approximately 2.5 million shares of Common Stock of INTEK. In addition, INTEK will purchase for cash from Midland certain assets which are used in the business. SCL will retain the international operations of Midland and the SCL Systems business which operates as a systems integrator for wide area communications networks. SCL would provide certain management services to INTEK for the support of the Midland two-way radio business in the United States. The Letter of Intent also provides that INTEK will acquire all of the shares of SRL in exchange for approximately 25 million shares of Common Stock of INTEK. The SRL business includes the linear modulation radio technology, a manufacturing facility in Bath, England, a network of wireless dealers and resellers in the United Kingdom, a SMR network in England, a wireless systems integration business, and all of Securicor's convertible preferred shares in E.F. Johnson, a manufacturer of wireless communications equipment in Waseca, Minnesota. INTEK has retained the investment banking firm FAHNESTOCK & Co., Inc. to provide financial advisory services to INTEK including an opinion as to the fairness, from a financial point of view, to the stockholders of INTEK of the terms of the proposed transactions. FAHNESTOCK & Co. will be paid a cash fee for its services.


EFFECTS OF INFLATION

         The Company was not affected in any material respect by inflation during fiscal 1995 or 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 14 (a)(1) and (2).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 1995.


                                                                DIRECTOR
           NAME              AGE  POSITIONS WITH THE COMPANY    SINCE
- --------------------------   ---- --------------------------    --------

Nicholas R. Wilson           51   Chairman of the Board         1994
Vincent P. Paul (Deceased)        Vice Chairman of the Board    1984
John G. Simmonds             44   Chief Executive Officer       1994
                                  and Director
Harry Dunstan                44   President, Chief Operating    1994
                                  Officer and Director
Peter A. Heinke              37   Chief Financial Officer,      1994
                                  Treasurer and Director
Steven L. Wasserman          42   Secretary and Director        1994
David Neibert                40   Director                      1994
Christopher Branston         50   Director                      1994

    Nicholas R. Wilson became the Chairman of the Board of the Company on September 23, 1994. Mr. Wilson is the President of Roamer One Holdings, Inc., a holding company which owns approximately 31.5% of the outstanding shares of Common Stock of the Company, and since 1990, the Chairman of the Board of Opportunities Associates, Inc., a real estate development company. From 1990 to 1994, Mr. Wilson was the President of Roamer Corporation of America, a corporation engaged in the short-term rental of portable cellular telephones. Mr. Wilson is also President of Roamer Communications Network, which was responsible for providing engineering services to a large number of 220 MHz licensees during 1990 and 1991.

    Vincent Paul became the Vice-Chairman of the Company on September 23, 1994. Mr. Paul was the President and Chairman of the Board of Directors of the Company from June 1992 to September 1994. Mr. Paul died on January 31, 1996 after a lengthy battle with cancer. A successor to fill the Board vacancy has not been selected.

    John G. Simmonds became the Chief Executive Officer of the Company on September 23, 1994. Since 1990, Mr. Simmonds has been the Chairman of the Board of Directors, President and Chief Executive Officer of Simmonds Capital Limited, a diversified electronics company and since 1990, the Chairman of the Board of Directors and Chief Executive Officer of Kustom Electronics Inc., a manufacturer of equipment for wireless data transmission. Since October, 1995, Mr. Simmonds has been the Chairman of the Board of Ventel, Inc., a Canadian corporation listed on the Vancouver Stock Exchange and Montreal Exchange. In January 1995, Mr. Simmonds was appointed to the Board of Directors of American Digital Corporation, a publicly traded company in the LMR business. Mr. Simmonds was Executive Vice President and a director of Glenayre Electronics, Ltd., a wireless communications business, from 1988-1990. He was formerly a director (1977-1990) and Vice

President (1968-1990) of A.C. Simmonds & Sons Limited., an electronics distributor.

    Harry Dunstan is a Professional Engineer who became the President and Chief Operating Officer of the Company on September 23, 1994. Since 1991, Mr. Dunstan has been a Director of Simmonds Capital Limited and Kustom Electronics Inc. At SCL and its affiliates, he has held various executive offices from time to time, including being President of SCL, Inc. During 1989-1991, Mr. Dunstan was the Vice President of Technology and Systems for Glenayre Electronics, a wireless communications company. Prior to 1989, Mr. Dunstan was President of RMS and Signalcom, both of which are LMR communications companies.

    Peter Heinke became the Chief Financial Officer and Treasurer of the
Company on September 23, 1994. Mr. Heinke was the Chief Financial Officer of Simmonds Communications Limited (1993-1995). He was formerly self-employed as a financial consultant (1990-1992) and the Treasurer/Controller of Trac Industries Inc. (1986-1990).

    Steven L. Wasserman became Secretary and a director of the Company on September 23, 1994. Mr. Wasserman is a member of the Company's Audit Committee and the Stock Option Committee. Mr. Wasserman is an attorney and a partner of the law firm of Kohrman Jackson & Krantz, Cleveland, Ohio. He is a director of Roamer One Holdings, Inc. Mr. Wasserman was a vice-president of the law corporation of Honohan, Harwood, Chernett & Wasserman, Cleveland, Ohio, from September 1983 until September 1, 1994.

    David Neibert became a director of the Company on September 23, 1994. Mr. Neibert is the President and a director of Roamer One, Inc. Mr. Neibert is a director and was the President (1992-1994) of Roamer One Holdings, Inc. and was the President of Master Marine Incorporated D.B.A. Seamark Marine Electronics (1987-1992). Mr. Neibert is also a director of the American Mobile Telecommunications Association and serves as the Chairman of its 220 MHz Council.

    Christopher Branston became a director of the Company on September 23, 1994. Mr. Branston is also a member of the Company's Stock Option Committee. Mr. Branston has been qualified and practicing as a Solicitor in the United Kingdom since 1971. Since October, 1987, Mr. Branston has been practicing on his own, and since September 1994, a consultant to the United Kingdom law firm of Rogers & Burton.


ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth as of December 31, 1995 all compensation paid by the Company to the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeds $100,000 (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE



                                                                                                   SECURITIES
                                  CAPACITY IN WHICH                        CASH                    UNDERLYING
NAME                              COMPENSATION RECEIVED            COMPENSATION                       OPTIONS
- ---------------                   ---------------------            ------------                       -------
Nicholas Wilson                   Chairman of the Board,
                                  1995                                $ 158,750
                                  1994                                $  20,000                        40,000
                                  1993                                $       0

John Simmonds                     Chief Executive Officer
                                  INTEK Diversified Corporation
                                  1995                                $       0(1)
                                  1994                                $       0                        40,000
                                  1993                                $       0

Vincent P. Paul                   Vice Chairman of the Board,
                                  INTEK Diversified Corporation
                                  1995                                $ 200,000
                                  1994                                $ 200,000                        40,000
                                  1993                                $ 200,000

David Neibert                     President, Roamer One
                                  Director INTEK Diversified
                                  Corporation
                                  1995                                $ 131,000
                                  1994                                $  80,000                        40,000
                                  1993                                $       0



(1) Mr. Simmonds did receive compensation as a director of INTEK. See "Executive Compensation -- Director Compensation."


INCENTIVE STOCK OPTION PLANS

    1988 PLAN

    In 1988, the shareholders of the Company approved the 1988 Key Employee Incentive Stock Option Plan (the "1988 Plan"). The 1988 Plan is intended to qualify as an "incentive stock option plan" within the meaning of Section 422A of the Internal Revenue Code of 1954, as amended.

    The 1988 Plan provides that, subject to adjustment as described below, 500,000 shares of the Company's Common Stock will be reserved for issuance upon the exercise of options to be granted. The stock options are exercisable over a period determined by the Stock Option Committee, but no longer than ten years after the date they are granted. The options are to be exercisable at a price equal to the fair market value (average of the closing per share bid and asked price of the Company's Common Stock on the date an option is granted) or 110% of fair market value for persons who have in excess of a 10% voting interest in all classes of the Company's stock prior to the date of grant. The dollar amount of options issued under the 1988 Plan in any calendar year is limited to $100,000 per person in value plus any unused limit carry-over.

    The 1988 Plan provides that the number of shares subject to the 1988 Plan, the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits, or combinations of shares.

    The 1988 Plan is administered by a Stock Option Committee consisting of not less than three members appointed by the Board of Directors. The Stock Option Committee has the authority to designate participants and to determine the terms and provisions of each option agreement and interpret and amend the Plan. The Board of Directors, upon recommendation of the Stock Option Committee, may terminate, amend or modify the 1988 Plan, except that the following actions may not be taken without the approval of the Company's stockholders: (1) increase in the number of shares of the Company's Common Stock available under the Plan (except for the adjustments referred to above); or (2) alteration in the method of determining the exercise price of options granted under the Plan.

    The persons eligible to receive options under the 1988 Plan are all officers or other key employees of the Company and its subsidiaries (as defined in the Plan). There have been no material amendments to the 1988 Plan since its inception.

    1994 PLAN

    The Company adopted the 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of options for up to an aggregate 600,000 shares of the Company's Common Stock to key employees, officers or consultants of the Company. On July 5, 1995, the 1994 Plan was approved by the stockholders of INTEK. The options granted under the 1994 Plan shall be exercisable at a price equal to or exceeding the market value per share on the date an option is granted. The dollar amount of options issued under the Plan in any calendar year is limited to 60,000 shares of Common Stock per person. The 1994 Plan provides for the administration of such plan by a committee of not less than two members of the Board of Directors of the Company.

    The 1994 Plan provides that the number of shares subject to the 1994 Plan, the outstanding options and exercise prices therefor, shall be adjusted in the event of a stock dividend, stock split, recapitalization, reorganization, merger or other event that causes a change in the capital structure of the Company.

    No further awards may be granted under the 1994 Plan after the passage of ten (10) years from the date first approved by the stockholders of the Company. Further, any amendment that increases the aggregate number of shares of Common Stock covered by the 1994 Plan or otherwise causes the Plan to cease to satisfy any applicable condition of Rule 16b-3 under the Securities Exchange Act of 1934 is subject to approval of the stockholders of the Company.

    1994 DIRECTORS PLAN

    In September, 1994, the Board of Directors of the Company adopted the 1994 Directors Stock Option Plan (the "1994 Director Plan") which provides for the granting of options of up to 300,000 shares of the Company's Common Stock to members of the Board of Directors of the Company. On July 5, 1995, the 1994 Director Plan was approved by the stockholders of the Company. The 1994 Directors Plan provides that options granted under such plan will be exercisable at a price equal to or exceeding the market value per share on the date the option is granted.

OPTIONS IN THE LAST FISCAL YEAR

    The Company did not grant any options to any of the Named Executive Officers in 1995.

    Options for 57,500 shares of Common Stock of INTEK were exercised under the 1988 Key Employee Plan during 1995 and 7,500 options were terminated, leaving no outstanding options under this plan as of December 31, 1995. Options for 40,000 shares of Common Stock of INTEK were exercised under the 1994 Stock Option Plan and options were issued to 4 non-executive officer employees for a total of 72,000 shares at an exercise price of $5.875 per share. As of December 31, 1995, options for 412,000 shares were outstanding under the 1994 Stock Option Plan. No options under the 1994 Directors Plan were exercised in 1995.

SEP-IRA PLAN

    Olympic adopted a Simplified Employees Pension Individual Retirement
Account Plan ("SEP-IRA") in 1979. The plan is one by which Olympic may contribute up to 15% of a salaried employee's annual remuneration to any qualified SEP-IRA account of the employees' choice. The annual contribution, if any, is solely at the discretion of the Board of Directors and is not based on profits, sales or any other operational measure. No contribution was made to the SEP-IRA for the year ended December 31, 1995.

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

    Pursuant to an oral consulting agreement between Roamer One Holdings, Inc. ("ROH") and the Company, the Company paid $10,000 per month to ROH and ROH made available the services of Nicholas R. Wilson, the Chairman of the Board, to the Company. This arrangement was terminated on June 30, 1995. The Company entered into a Consulting Agreement with Nicholas R. Wilson on July 1, 1995. The consulting period is 3 years commencing on July 1, 1995 and terminating June 30, 1998. Total annual compensation is $120,000, paid in monthly installments of $10,000. Mr. Wilson is not entitled to participate in any retirement, bonus, insurance or other employee benefit plan maintained by the Company for the benefit of its employees.

    Roamer One entered into an Employment Agreement with David Neibert, President of Roamer One on July 1, 1995. The employment period is 3 years commencing on July 1, 1995 and terminating June 30, 1998. Salary begins at $150,000 and increases by 7% at each anniversary date of the employment period. Mr. Neibert will receive a one-time bonus in an amount equal to 10% of gross subscriber billings of the Company in the first month that gross subscriber billings exceed $250,000.

    Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc., made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul.


DIRECTOR COMPENSATION

    All directors (except Vincent Paul) are paid an annual director's fee of $4,000 plus $500 for each board meeting, special committee meeting or audit committee meeting. The annual maximum fee per director is $10,000. The directors fees for 1995 were:

                                                             UNPAID FEES
                                                           ACCRUED AS OF
DIRECTORS NAME        FEES EARNED    FEES PAID IN 1995          12/31/95
- --------------        -----------    -----------------     -------------
Nicholas Wilson           $10,000               $7,500            $2,500
Vincent Paul                    0                    0                 0
John Simmonds              $9,500               $7,000            $2,500
Harry Dunstan              $9,000               $7,000            $2,000
Peter Heinke               $8,500               $6,500            $2,000
Steven Wasserman          $10,000               $7,000            $3,000
David Neibert             $10,000               $8,500            $1,500
Christopher Branston      $10,000               $8,000            $2,000


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    GENERALLY. Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of Common Stock of the Company and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons.

    SECTION 16(A) REPORTING DELINQUENCIES. Based solely upon a review of copies of reports filed with the Securities and Exchange Commission during the fiscal year ended December 31, 1995, except for Vincent Paul who filed one late report involving two transactions, Anglo York Industries, Inc. which filed two late reports involving two transactions and SCL which filed one late report involving one transaction, all persons subject to the reporting requirements of
Section 16(a) filed all required reports on a timely basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

    The Company has no compensation committee. Compensation decisions for the executive officers (other than grants of options which are determined by the

Stock Option Committee consisting of Messrs. Branston and Wasserman) are made by the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the information regarding the beneficial ownership of the Company's Common Stock as of March 10, 1996, by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock and (ii) each Director of the Company, and (iii) all Directors and Officers as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.


                                                                     PERCENT OF
                                                                 COMMON STOCK &
                                   AMOUNT AND NATURE OF           STOCK OPTIONS
NAME AND ADDRESS                   BENEFICIAL OWNERSHIP      (11,440,278 SH.)1/
- ----------------                   --------------------      ------------------
Roamer One Holdings, Inc.                  3,400,000(2)                 29.7%
1431 West 117th Street
Cleveland, OH 44107

Simmonds Capital Limited                   3,210,850(3)                 28.1%
5255 Yonge Street, #1050
Willowdale, Ontario, Canada

Anglo York Industries, Inc.                  926,649(4)                  8.0%
1050 McNicoll Avenue, Unit 13
Scarborough, Ontario
M1W 2L8 Canada

Octagon Investments Limited                  829,000                     7.2%
LaTourgabd House
Lomer Pollet
St. Peter Port,
Guernsey, Channel Islands GYI 4E A

Securicor International Limited              937,042                     8.2%
Sutton Park House
15 Carshalton Road
Sutton, Surrey SM 1 4LD
United Kingdom

Nicholas R. Wilson                         3,440,000(5)                 30.1%
13700 Tahiti Way, Suite 154
Marina del Rey, CA  90291

Harry Dunstan                                 45,000(6)                  0.4%(4)
RR #2
Caledon East, Ontario
Canada

John Simmonds                                 57,500(7)                  0.5%
44 Old Yonge Street
North York, Ontario, Canada
M2P 1P7

Peter Heinke                                  50,000(8)                  0.4%
RR #1 Clarksburg
Ontario, Canada NOH 1JO

Steven L. Wasserman                           40,000(9)                  0.3%
2800 Belgrave Road
Pepper Pike, Ohio 44124




David Neibert                                 40,455(10)                 0.4%
23275 Lenora Drive
Woodland Hills, CA 91367

Christopher Branston                          40,000(11)                 0.3%
14 Willow Avenue
Barnes, London
SW13OLT England

All officers and directors
as a group (7 persons)                     3,712,955                    32.5%


(1) Includes 10,958,278 shares of Common Stock outstanding at March 15, 1996, and options for 362,000 shares under the 1994 Stock Option Plan and 120,000 shares under the 1994 Directors Stock Option Plan which the holder has the right to acquire within 60 days of March 31, 1996 by the exercise of vested stock options.

(2) On June 16, 1995, ROH entered into an option agreement (the "SCL Option") with SCL pursuant to which SCL paid ROH $1,800,000 for an option to purchase up to 1,800,000 shares of Common Stock at a purchase price of $1.50 per share. The option may be exercised, in whole or in part, for a period of five years. ROH also entered into a pledge agreement granting to SCL a security interest in the shares subject to the option and depositing certificates representing the shares with R-M Trust Company as agent for SCL. Under the pledge agreement, ROH has the right to exercise any and all voting and other consensual rights pertaining to ROH's pledged shares. ROH is a private company controlled by Nicholas R. Wilson, Chairman of the Board of the Company. Messrs. Neibert and Wasserman are also shareholders of ROH. On March 1, 1996, SCL exercised options to acquire 200,000 shares of Common Stock from ROH.

(3) On September 30, 1994, SCL granted an option (at an option price of $800,000) to Murray Sinclair of Toronto, Canada, to purchase 800,000 shares of Common Stock at $1.50 per share, and granted an option (at an option price of $200,000) to Choi & Choi HK Limited of London, England, to purchase 200,000 shares of Common Stock at $1.50 per share. Each option is exercisable, partially or in whole, at any time (subject to applicable regulatory or tax restrictions), for a period of five years. On May 1, 1995, Choi & Choi HK Limited exercised the options granted to it by SCL and a portion of 600,000 additional options which have been assigned to it by Mr. Murray Sinclair to acquire 400,000 shares of Common Stock.

    On March 24, 1995, SCL purchased 45,000 shares of Common Stock at $4.25 per share from certain of SCL's employees, including certain officers and directors of the Company, and SCL has agreed, under the Employee Option Agreement dated as of April 7, 1995, to permit each employee from whom shares were purchased to repurchase the same number of such shares at $4.25 per share until March 31, 1997 subject to SCL's right to cancel these options upon 90 days' written notice.

    On June 16, 1995, SCL entered into an option agreement with ROH pursuant to which SCL paid ROH $1,800,000 for an option to purchase up to 1,800,000 shares of Common Stock at a purchase price of $1.50 per share. The option may be exercised, in whole or in part, for a period of five years. On March 1, 1996, SCL exercised options to acquire 200,000 shares of Common Stock of INTEK.

(4) Anglo York Industries, Inc. ("Anglo York") is a wholly-owned subsidiary of Anglo York Industries, Limited, an Ontario corporation ("Anglo Limited"). The outstanding voting securities of Anglo Limited are beneficially owned in equal amounts by three children of Vincent P. Paul who have obtained majority and by one child who is a minor and whose interest is held in Trust. Nancy A. Paul, the wife of Vincent Paul, is the Trustee of such Trust and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by their minor child. Mrs. Paul disclaims beneficial ownership of the shares of the Company's Common Stock beneficially owned by any of their adult children. Mr. Paul died on January 31, 1996. Anglo York has pledged 1,000,049 shares of the Company's Common Stock to the Royal Bank of Canada and 220,000 shares in the aggregate to Swiss Bank Corporation (Canada) to secure certain indebtedness of Anglo York. Accordingly, the Royal Bank of Canada and the Swiss Bank Corporation (Canada) may be deemed to be the respective beneficial owners of such shares. All of the shares pledged to Swiss Bank Corporation (Canada) were sold as of February 29, 1996. Of the 1,000,049 shares of INTEK pledged to Royal Bank of Canada, 80,000 shares were sold as of March 5, 1996.


(5) Mr. Wilson controls ROH which beneficially owns 3,600,000 shares of the Company's Common Stock. Pursuant to the 1994 Plan, Mr. Wilson has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

(6) On March 24, 1995, Mr. Dunstan sold 5,000 shares of Common Stock to SCL at $4.25 per share and SCL granted to Mr. Dunstan an option to purchase the same number of shares at $4.25 per share until March 31, 1997, subject to SCL's right to cancel such option upon 90 days' written notice. Pursuant to the 1994 Plan, Mr. Dunstan has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

(7) On March 24, 1995, Mr. Simmonds sold 16,150 shares of Common Stock to SCL at $4.25 per share and SCL granted Mr. Simmonds an option to purchase the same number of shares at $4.25 per share until March 31, 1997, subject to SCL's right to cancel such option upon 90 days' written notice. Pursuant to the 1994 Plan, Mr. Simmonds has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

(8) On March 24, 1995, Mr. Heinke sold 10,000 shares of Common Stock to SCL at $4.25 per share and SCL granted Mr. Heinke an option to purchase the same number of shares at $4.25 per share until March 31, 1997, subject to SCL's right to cancel such option upon 90 days' written notice. Pursuant to the

     1994 Plan, Mr. Heinke has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

 (9) Pursuant to the 1994 Director Plan, Mr. Wasserman has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

(10) Pursuant to the 1994 Plan, Mr. Neibert has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.

(11) Pursuant to the 1994 Director Plan, Mr. Branston has an option to acquire 40,000 shares of Common Stock of the Company at an exercise price of $3.75 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc., made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the years ended December 31, 1995 and 1994, the Company paid management fees of $200,000 and $200,000 respectively to Peter Paul Corporation, Inc.

    In November 1994, the Company borrowed $2,500,000 evidenced by a short-term promissory note, bearing 12% interest, from Quest Capital Corporation ("Quest"). The loan was secured by a first mortgage on the Property and a guaranty by SCL. Quest was issued a total of 262,000 shares of INTEK Common Stock as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of INTEK Common Stock to Quest as payment in full of the principal then due.

    Roamer One, Inc. borrowed $150,000 from SCL evidenced by a short-term, non-interest bearing note in October, 1994 and repaid the obligation in November, 1994.

    Pursuant to an oral consulting agreement between ROH and the Company, the Company paid $10,000 per month to ROH and ROH made available the services of Nicholas R. Wilson, Chairman of the Board of Directors of INTEK, to the Company. This arrangement was terminated on June 30, 1995. The Company entered into a Consulting Agreement with Nicholas R. Wilson on July 1, 1995. The consulting period is 3 years commencing on July 1, 1995 and terminating June 30, 1998. Total annual compensation is $120,000, paid in monthly installments of $10,000. Mr. Wilson is not entitled to participate in any retirement, bonus, insurance or other employee benefit plan maintained by the Company for the benefit of its employees. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to Mr. Wilson. In addition, the Company paid $30,000 to Mr. Wilson that had been accrued as of December 31, 1994.

    Pursuant to an oral management agreement between SCL and the Company, the Company pays SCL $10,000 per month and SCL makes available the services of John
G. Simmonds, Harry Dunstan and Peter A. Heinke to the Company. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to SCL pursuant to this agreement. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994.

    Pursuant to an oral consulting agreement between Simmonds Mercantile and Management Inc. ("SMM"), a company controlled by SCL, the Company pays SMM $8,000 per month for consulting services. For the year ended December 31, 1995, the Company incurred $112,000 and paid $104,000 to SMM pursuant to this agreement.

    On April 18, 1995, Roamer One and Midland International Corporation
("MIC"), a wholly-owned subsidiary of SCL, entered into a Memorandum of Understanding granting MIC exclusive sales and distribution rights for all Roamer One private branded 220 MHz radio product in the United States. MIC will be paid a commission on sales of such radios. Roamer One also entered into an agreement with Securicor LMT, whereby Securicor LMT will supply Securicor radios bearing the Roamer One logo.

    Pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and Securicor LMT, Securicor LMT has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's Common Stock to Securicor International Limited. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The Financing Agreement provides that approximately $3.9 million in additional equipment will be financed by Securicor LMT over a period of 12 months upon the delivery of letters of credit by INTEK to Securicor LMT. As of December 31, 1995, Roamer One had purchased $968,000 worth of equipment.

    The Company and SCL have an arrangement whereby Roamer One, Inc. purchases equipment and installation services from SCL. During the twelve months ended December 31, 1995, Roamer One, Inc. purchased $9,298,209 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $1,212,300. Roamer One made payments to SCL totaling $7,941,802 leaving a balance of $2,568,707 as of December 31, 1995. On February 29, 1996, Roamer One made a payment to SCL in the amount of $2,300,000.

    On September 23, 1994, the Company and SCL, ROH, Anglo York Industries,
Inc. and Harold Davis (collectively referred to as the "Holders") entered into a Registration Rights Agreement to provide the Holders with certain demand and "piggy-back" registration rights with respect to the Company's Common Stock owned by the Holders. ROH is a stockholder of the Company holding approximately 31.5% of the Company's Common Stock. Anglo York Industries, Inc. is a stockholder of the Company holding approximately 8.0% of the Company's Common Stock. Mr. Davis was an executive vice president and treasurer of the Company until September 23, 1994.

    Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors. The law firm received fees of $162,097 in 1995 and $8,856 in 1994 from INTEK.

Mr. Wasserman was formerly a principal with the law firm of Honohan, Harwood, Chernett & Wasserman, which received fees of $23,722 in 1994 from INTEK.

    In connection with the issuance of the Debenture to MeesPierson by the Company on February 29, 1996, the Company paid Octagon Capital Canada Corporation, a 7.2% stockholder in the Company an agency fee of $25,000. See "Management's Discussion and Analysis of Financial Condition -- Merger with SCL and Securicor."

    On March 7, 1996, INTEK, SCL and Securicor signed a Letter of Intent regarding a proposed combination of certain of their wireless communication businesses and related technology. Under the terms of the Letter of Intent, INTEK will purchase a license from Midland for the use of the Midland trademark in the United States for the LMR market in exchange for approximately 2.5 million shares of Common Stock of INTEK. In addition, INTEK will purchase for cash from Midland certain assets which are used in the business. The Letter of Intent also provides that INTEK will acquire all of the shares of SRL in exchange for approximately 25 million shares of Common Stock of INTEK. See "Management's Discussion and Analysis of Financial Condition -- Merger with SCL and Securicor."

    The Company believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties. On-going and future transactions with related parties will be (1) on terms at least as favorable as those which the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.



                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

    (1)  The following financial statements are included in this Annual
         Report:

         Report of Independent Public Accountants                           F-1

         Consolidated Balance Sheets - December 31, 1995 and
         1994                                                          F-2, F-3

         Consolidated Statements of Shareholders' Equity for
         the Years Ended December 31, 1995, 1994 and 1993              F-4, F-5

         Consolidated Statements of Operations for the year
         ended December 31, 1995, the period from inception
         (February 4, 1994) through December 31, 1994, and the
         period from inception (February 4, 1994) through
         December 31, 1995.                                                 F-6

         Consolidated Statements of Cash Flows for the year
         ended December 31, 1995, the period from inception
         (February 4, 1994) through December 31, 1994, and
         the period from inception (February 4, 1994) through
         December 31, 1995.                                            F-7, F-8

         Consolidated Statements of Operations (Pre-reverse
         merger) for the period from January 1, 1994 through
         September 23, 1994 and for the year ended December
         31, 1993.                                                          F-9

         Consolidated Statements of Cash Flows (Pre-reverse
         merger) for the period from January 1, 1994 through
         September 23, 1994 and for the year ended December
         31, 1993.                                                   F-10, F-11

         Notes to Consolidated Financial Statements                   F-12-F-28


(B) REPORTS ON FORM 8-K

    The Registrant filed one report on Form 8-K during the last quarter of 1995. The report, filed on November 21, 1995, related to the second amendment to the Purchase Agreement between the Company and SCL. The principal purpose of the second amendment was to reduce the amount of debt to be assumed by the Company in the acquisition and to provide for the Company to issue a class of preferred shares in exchange for the reduction of debt. The report was filed pursuant to
Item 5 of Form 8-K.

(C) EXHIBITS

    See Index to Exhibits at Page 36 of this Annual Report on Form 10-K for a list of Exhibits filed with this Annual Report.

    Items 10.5, 10.11, and 10.12 constitute a compensatory plan or arrangement.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


    The Company has decided to take advantage of the new "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report on Form 10-K includes forward looking statements concerning the Company. The forward looking statements are made pursuant to the Reform Act. There are many factors that could cause the events in such forward looking statements to not occur, including general or specific economic conditions, the ability and willingness of LMR users to subscribe for services provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality and price in comparison to other competitive products, the level of availability of products and substitutes and the ability and willingness of purchasers to acquire newer or more advanced models, and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment for building out SMR systems, difficulties or delays in the development, production, testing and marketing of products including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, any defects in products, any failure of economies to development when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against, foreign currency, foreign exchange rates and fluctuations in the those rates, intergovernmental disputes as well as actions affecting frequency, use and availability, spectrum authorizations and licensing, the costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations, claims and changes in those items, developments or assertions by or against the Company relating to intellectual property rights, adaptions of new, or changes in, accounting policies and practices in the applications of such policies and practices and the effects of changes within the Company's organization or in compensation benefit plans, any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, type and cost of financing which the Company has, and any changes to that financing.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1996.

                                       INTEK DIVERSIFIED CORPORATION


                                       By: /s/Steven L. Wasserman
                                          --------------------------
                                            Steven L. Wasserman
                                            Secretary and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURES                        TITLE                  DATE
- --------------------------        ---------------------    --------------


/s/Nicholas R. Wilson             Chairman of the Board    March 26, 1996
- --------------------------
Nicholas R. Wilson

Vincent P. Paul (Deceased)        Vice Chairman
- --------------------------

/s/John G. Simmonds               Chief Executive          March 26, 1996
- --------------------------        Officer and Director
John G. Simmonds

/s/John H. Dunstan                President Chief          March 26, 1996
- --------------------------        Operating Officer
John H. Dunstan                   and Director


/s/Peter A. Heinke                Chief Financial          March 26, 1996
- --------------------------        Officer, Treasurer
Peter A. Heinke                   and Director


/s/Steven L. Wasserman            Secretary and Director   March 26, 1996
- --------------------------
Steven L. Wasserman

/s/David W. Neibert               Director                 March 26, 1996
- --------------------------
David W. Neibert

/s/Christopher N. Branston        Director                 March 21, 1996
- --------------------------
Christopher N. Branston

                                  INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
- -----------                                                             --------

3.1(i)   Articles of Incorporation of INTEK Diversified
         Corporation (the "Registrant").                                      *

3.1(ii)  By-Laws of the Registrant.                                           *

4.1      Senior Secured Debenture Purchase Agreement dated
         as of February 27, 1996 by and between the Registrant
         and MeesPierson ICS Limited.                                         +

4.2      Registration Rights Agreement between Noramco Mining
         Corporation and the Registrant dated September 23,
         1994 between the Registrant and Roamer One, Inc.,
         Simmonds Communications Ltd., Anglo York Industries,
         Inc. and Harold H. Davis.                                            *

10.1     Registration Rights Agreement dated February 9, 1995 among
         Quest Capital Corporation and the Registrant relating to
         the grant of the registration rights.                                *

10.2     1985 INTEK Diversified Corporation Key Employee Incentive
         Stock Option Plan (adopted by Registrant as its 1988 Key
         Employee Incentive Stock Option Plan).                               *

10.3     1994 Stock Option Plan                                               *

10.4     1994 Directors Stock Option                                         **

10.5     Management Agreement between the Registrant and Peter
         Paul Corporation Inc. dated September 23, 1994.                      *

10.6     Sales Agreement dated February 13, 1995 between Arvan, Inc.
         and Olympic Plastics Company, Inc. ("Olympic").                      *

10.7     Asset Purchase Agreement dated as of February 9, 1995 by and among Olympic, the Registrant and Intermetro Industries
         Corporation.                                                         *

10.8     Asset Purchase Agreement and Escrow Instructions dated
         April 3, 1995 between Nylon Molding Corporation and Olympic.         *

10.9     Office Lease between Nissan Real Estate Corporation U.S.A.
         and Roamer One, Inc. dated February 15, 1995.                        *

10.10    Employment Agreement dated July 1, 1995 by and between
         Roamer One, Inc. and David Neibert.                                  +

10.11    Consulting Agreement dated July 1, 1995 by and
         between Nicholas R. Wilson and the Registrant.                       +

10.12    Equipment Sale Agreement dated April 20, 1995 among
         Linear Modulation Technology Limited, Simmonds
         Communications Limited and Roamer One, Inc.                        ***

10.13    Financing Agreement dated April 20, 1995 among
         Linear Modulation Technology Limited, Roamer One,
         Inc., INTEK Diversified Corporation, Simmonds
         Communications Limited and Roamer One Holdings, Inc.               ***

10.14    Guaranty dated April 20, 1995 by the Registrant                    ***

10.15    Assignment Agreement dated April 20, 1995 among
         Simmonds Communications Limited, Roamer One, Inc.,
         the Registrant and Linear Modulation Technology Limited.           ***

10.16    Security Agreement dated April 20, 1995 among Simmonds
         Communications Limited and Roamer One, Inc.                        ***

10.17    Secured Promissory Note dated April 20, 1995 by Roamer
         One, Inc. payable to the order of Simmonds Communications
         Limited.                                                           ***

10.18    Letter Agreement dated April 17, 1995 between
         Olympic Plastics Co., Inc. and Industrial Assets, Inc.             ***

10.19    Memorandum of Understanding by and between Roamer One,
         Inc. and Midland International Corporation.                        ***

10.20    Amendment to Loan Agreement dated as of February 9, 1995
         between Quest Capital Corporation and the Registrant.             ****

10.21    Agreement dated as of February 9, 1995 between Quest Capital
         Corporation and the Registrant.                                   ****

10.23    Asset Purchase Agreement between Brookline Minerals Inc. and
         Orvilliers Resources Ltd. dated as of August 24, 1995.            ****

10.24    Escrow Agreement between Simmonds Communications Ltd.,
         Sendeck Travel, Limited and the Registrant dated
         September 20, 1995.                                               ****

10.25    Management Services Agreement dated as of August 24, 1995
         between the Registrant and Brookline Minerals Inc.                ****

10.26    Management Services Agreement dated as of August 24, 1995
         among Brookline Minerals Inc., Simmonds Communications Ltd.
         and Midland International Corporation.                            ****

10.27    Share Purchase Agreement dated as of August 24, 1995
         among Brookline Minerals Inc., Simmonds Communications Ltd.,
         the Registrant and Sendeck Travel, Limited.                       ****

10.28    Standard Offer Agreement and Escrow Instructions for Purchase
         of Real Estate dated March 21, 1996 between Missak Azirian
         and Olympic Plastics, Inc.                                           +

11       Statement re computation of per share earnings.                  *****

12       Statement re computation of ratios.                              *****

21       Subsidiaries                                                         *

24       Consent of Arthur Andersen LLP                                       +

27       Financial Data Schedule                                              +


+   Included in this Report.
* This exhibit is contained in the Registrant's Annual Report on Form 10K for the year ended December 31, 1994, filed with the Commission on

      April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
** This exhibit is contained in the Registrant's Proxy Statement filed with the Commission on June 26, 1995 (Commission File No. 0-9160) and incorporated herein by reference.
*** This exhibit is contained in the Registrant's quarterly report on Form 10Q for the quarterly period ended March 31, 1995, filed with the Commission May 15, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
**** This exhibit is contained in the Registrant's quarterly report on Form 10Q for the quarterly period ended September 30, 1995, filed with the Commission November 13, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
***** Not Required

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of INTEK Diversified Corporation:

We have audited the accompanying consolidated balance sheets of INTEK Diversified Corporation (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1995 and 1994 (Post-Reverse Merger - See Note
1), and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995, for the periods from February 4, 1994 through December 31, 1994 (Post-Reverse Merger, consisting of the statements of operations and cash flows of Roamer One, Inc., predecessor corporation in the continuing business of INTEK Diversified Corporation and subsidiaries for the period from inception (February 4, 1994) through September 23, 1994 (Pre-Reverse Merger), audited by us, and the statements of operations and cash flows of INTEK Diversified Corporation and subsidiaries for the period from September 24, 1994 through December 31, 1994 (Post-Reverse Merger), also audited by us), for the period from January 1, 1994 through September 23, 1994 (Pre-Reverse Merger) and for the year ended December 31, 1993 (Pre-Reverse Merger). We have also audited the statements of operations and cash flows of INTEK Diversified Corporation and subsidiaries for the period from inception (February 4, 1994) through December 31, 1995 (Post Reverse Merger, consisting of the statements of operations and cash flows of Roamer One, Inc. and INTEK Diversified Corporation and subsidiaries as described above). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTEK Diversified Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the periods indicated above in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP


Los Angeles, California
March 22, 1996

                             INTEK DIVERSIFIED CORPORATION
                           (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)

                                        ASSETS
                              December 31, 1995 and 1994

                                                           December 31,
                                                      --------------------
                                                       1995              1994
                                                   --------          --------
CURRENT ASSETS:
  Cash and cash equivalents                        $    678          $  1,557
  Accounts receivable, net
   of allowance for
   doubtful accounts of $60
   in 1995 and $35 in 1994                            1,199               922
  Notes receivable                                       54                68
  Inventories of equipment                            1,248             1,127
  Prepaid expenses and
   other current assets                                  77               483
  Assets held for sale                                1,555             4,334
                                                   --------          --------
  Total current assets                                4,811             8,491
                                                   --------          --------

PROPERTY AND EQUIPMENT, AT COST                       7,535               794
Less-accumulated depreciation                          (37)              (22)
                                                   --------          --------
                                                      7,498               772
                                                   --------          --------
NOTE RECEIVABLE                                         100                 -
                                                   --------          --------
INVESTMENT IN JOINT VENTURE AND OTHER ASSETS            125                 -
                                                   --------          --------
TOTAL ASSETS                                       $ 12,534          $  9,263
                                                   --------          --------
                                                   --------          --------

The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
                           (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                              December 31, 1995 and 1994

                                                           December 31,
                                                       --------------------
                                                        1995              1994
                                                    --------          --------
CURRENT LIABILITIES:
  Accounts payable                                  $   301          $    718
  Accrued liabilities                                   870               270
  Related party payable                               2,452             1,292
  Notes payable                                           -             2,992
  Licensee deposits                                     344                 3
                                                   --------          --------
   Total current liabilities                          3,967             5,275
                                                   --------          --------
DEFERRED INCOME TAXES                                   633               723
                                                   --------          --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
   Authorized - 20,000,000 shares
   Issued - 11,086,215 in 1995,
   9,382,831 in 1994                                    111                94
  Capital in excess of par value                     12,369             4,880
  Treasury stock, at cost - 465,582
   shares in 1995 and 1994                            (770)             (770)
  Deficit accumulated during the
   development stage                                (3,776)             (939)
                                                   --------          --------
TOTAL SHAREHOLDERS' EQUITY                            7,934             3,265
                                                   --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 12,534          $  9,263
                                                   --------          --------
                                                   --------          --------

The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
                           (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (Thousands, except shares)
                 For the years ended December 31, 1995, 1994 and 1993


                                                                      DEFICIT
                                                CAPITAL            ACCUMULATED      TOTAL
                            COMMON STOCK      IN EXCESS             DURING THE     SHARE-
                        -------------------      OF PAR  TREASURY  DEVELOPMENT   HOLDERS'
                          SHARES     AMOUNT       VALUE     STOCK        STAGE     EQUITY
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 12/31/92      3,282,831    $    33     $ 1,187  $   (770)    $ 4,304   $  4,754
Net loss                   -           -          -         -            (737)      (737)
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 12/31/93      3,282,831         33       1,187      (770)      3,567      4,017

Net loss prior to
September 23, 1994
reverse merger            -           -            -         -           (678)      (678)
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 9/23/9
(before reverse
merger)                    2,889  3,282,831          33     1,187        (770)     3,339

Acquisition of
Roamer One through
reverse merger
(Note 1)                  (3,668) 6,000,000          60     3,269         -         (339)
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 9/24/94
(after reverse
 merger)               9,282,831       (779)         93     4,456        (770)     3,000

Shares issued for
services on 11/22/94
at $4.25 per share       100,000          1         424      -             -         425

Net loss-subsequent
to September 23,
1994 reverse merger        -           -          -          -           (160)      (160)
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 12/31/94      9,382,831         94       4,880      (770)       (939)     3,265

Shares issued in
connection with
financing:




  for fees on
   5/17/95 at
   $3.92 per share        40,000          1         156      -            -           157
  for settlement of
   accounts payable
   on 7/28/95 at
   $4.27 per share       937,042          9       3,991      -            -         4,000
  for fees on
   9/14/95 at
   $3.92 per share       122,000          1         477      -            -           478
  for cash on
   11/30/95 at
  $6.00 per share        170,000          2       1,018      -            -         1,020
  conversion of
   debt to equity
   on 12/29/95 at
   $4.75 per share       336,842          3       1,597      -            -         1,600
Exercise of stock
 options                  97,500          1         250      -            -           251
Net loss                    -          -           -         -          (2,837)    (2,837)
                      ----------    -------   ---------  --------  -----------  ---------
BALANCE, 12/31/95     11,086,215     $  111   $  12,369  $   (770)    $ (3,776) $   7,934
                      ----------    -------   ---------  --------  -----------  ---------
                      ----------    -------   ---------  --------  -----------  ---------

  The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
         (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Thousands, except share and per share amounts)

      For the year ended December 31, 1995, for the period from inception (February 4, 1994) through December 31, 1994 and for the period from inception
                  (February 4, 1994) through December 31, 1995

                                                 Inception (February 4, 1994)
                                                 Through December 31,
                                                 --------------------------
                                     1995            1994              1995
                                 --------        --------          --------
Net sales                        $  3,547        $    329          $  3,876
Cost of goods sold                  3,254             292             3,546
                                 --------        --------          --------
Gross profit                          293              37               330

Operating expenses:
  Site                                469              86               555
  Selling                             183               -               183
  General administrative            2,866             857             3,723
                                  -------        --------          --------

Operating loss                    (3,225)           (906)           (4,131)

Other income (expense):
  Gain on sale of assets
   held for sale                    1,204               -             1,204
  Interest                          (209)            (41)             (250)
  Financing costs                   (635)               -             (635)
  Other                                28               8                36
                                 --------        --------          --------
Net loss                         $(2,837)        $  (939)          $(3,776)
                                 --------        --------          --------
                                 --------        --------          --------

Net loss per share               $ (0.22)        $ (0.30)          $ (0.52)
                                 --------        --------          --------
                                 --------        --------          --------
Weighted average number
  of shares outstanding         9,558,982       4,341,449         7,218,159
                                ---------       ---------         ---------
                                ---------       ---------         ---------

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
         (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)

      For the year ended December 31, 1995, for the period from inception (February 4, 1994) through December 31, 1994 and for the period from inception
                  (February 4, 1994) through December 31, 1995

                                               Inception (February 4, 1994)
                                               Through December 31,
                                               ----------------------------
                                     1995            1994              1995
                                 --------        --------          --------
Cash Flows From
Operating Activities:
  Net loss                       $(2,837)        $  (939)          $(3,776)
                                 --------        --------          --------

  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
   Financing costs                    635               -               635
   Management fees                      -             425               425
   Depreciation and amortization       14              48                62
   Loss (gain) on sale of
    assets held for sale          (1,204)               -           (1,204)
  Changes in assets and
  liabilities:
   Decrease (increase) in:
    Accounts receivable             (277)           (214)             (491)
    Notes receivable                   68               -                68
    Inventories                     (121)         (1,127)           (1,248)
    Prepaid expenses and
     other current assets             406           (366)                40
   Increase (decrease) in:
    Accounts payable                (417)             352              (65)
    Licensee deposits                 341               3               344
    Accrued liabilities               600             132               732
    Deferred income taxes            (90)               -              (90)
                                 --------        --------          --------
Total Adjustments                    (45)           (747)             (792)
                                 --------        --------          --------
Net cash used in operating
  activities                      (2,882)         (1,686)           (4,568)




Cash Flows From Investing
Activities:
  Capital expenditures            (2,740)           (795)           (3,535)
  Equity acquired in reverse
   merger                               -           3,228             3,228
  Net change in assets
   acquired in reverse merger           -         (3,739)           (3,739)
  Proceeds, net of note rec-
   eivable, from sale of assets
   held for sale                    3,868               -             3,868
  Investment in joint venture       (125)               -             (125)
  Change in working capital
   of discontinued operations        (39)               -              (39)
                                 --------        --------          --------
  Net cash provided by (used
   in) investing activities           964         (1,306)             (342)

Cash Flows From Financing
Activities:
  Issuance of common stock          1,278              75             1,346
  Loan proceeds                         -           2,500             2,500
  Principal payments
   on borrowings                  (1,392)               -           (1,392)
   Related party borrowings         1,160           1,293             2,453
                                 --------        --------          --------
  Net cash provided by
   financing activities             1,039           3,868             4,907
                                 --------        --------          --------
  Net increase (decrease)
  in cash and cash equivalents      (879)             876               (3)
  Cash and cash equivalents
   at beginning of period           1,557             427               427
  Cash and equivalents
   acquired in reverse merger           -             254               254
                                 --------        --------          --------
  Cash and cash equivalents
   at end of period              $    678        $  1,557          $    678
                                 --------        --------          --------
                                 --------        --------          --------


  Supplemental disclosures of
   cash flow information:
    Cash paid for interest       $    227        $     42          $     87
    Cash paid for income taxes   $      -        $      2          $      5
    Non-cash transactions
      (see Note 2b)

  The accompanying notes are an integral part of these consolidated statements

                           INTEK DIVERSIFIED CORPORATION
                          (Pre-Reverse Merger - See Note 1)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Thousands, except share and per share amounts)

          For the period from January 1, 1994 through September 23, 1994 and for the year ended December 31, 1993

                                                 The Period
                                            From January 1,
                                               1994 through      Year Ended
                                              September 23,      December 31,
                                                       1994      1993
                                                   --------      --------
Net sales                                          $  5,202      $  5,302
Cost of goods sold                                    4,683         4,738
                                                   --------      --------
Gross profit                                            519           564

Selling, general and administrative expenses          1,171         1,323
                                                   --------      --------

Operating loss                                        (652)         (759)

Other income (expense):
  Interest                                             (51)          (87)
  Other, net                                             25           135
  Royalty income                                          -            14
                                                   --------      --------
Loss from continuing operations                       (678)         (697)
                                                   --------      --------
Discontinued operations:
  Loss from discontinued operations                       -          (52)
  Gain on disposal of subsidiary                          -            12
                                                   --------      --------
Net loss from discontinued operations                     -          (40)
                                                   --------      --------
Net loss                                           $  (678)      $  (737)
                                                   --------      --------
                                                   --------      --------

Per Share Data:
  Continuing Operations                            $ (0.24)      $ (0.25)
  Discontinued Operations                                 -          0.01
                                                   --------      --------
Net loss per share                                 $ (0.24)      $ (0.26)
                                                   --------      --------
                                                   --------      --------
Weighted average number of shares
  outstanding                                     2,817,249     2,817,249
                                                  ---------     ---------
                                                  ---------     ---------

  The accompanying notes are an integral part of these consolidated statements

                            INTEK DIVERSIFIED CORPORATION
                          (Pre-Reverse Merger - See Note 1)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands)

          For the period from January 1, 1994 through September 23, 1994 and for the year ended December 31, 1993


                                                The Period
                                           From January 1,
                                              1994 through      Year Ended
                                             September 23,     December 31,
                                                      1994             1993
                                           ---------------     ------------
Cash Flows From
Operating Activities:
    Net loss                                     $   (679)       $   (697)
                                                 ---------       ---------

    Adjustments to reconcile
    net loss to net cash
    provided by operating activities:
         Depreciation and amortization                 418             592
         Provision for losses on accounts
              receivable                                31               -
    Gain on sale of fixed assets                         -            (13)
    Changes in assets and
    liabilities:
         Decrease (increase) in:
              Accounts receivable, net                  14             232
              Income tax refund receivable               -             166
              Inventories                              160           (137)
              Prepaid expenses and
                   other current assets                  -               1
         Increase (decrease) in:
              Accounts payable                         165             (3)
              Deferred income taxes                    (6)               6
                                                 ---------       ---------
Total Adjustments                                      782             844
                                                 ---------       ---------
Net cash provided by operating activities              103             147



Cash Flows From Investing
Activities:
    Capital expenditures                              (21)           (237)
    Proceeds from sale of
         discontinued operations                         -              75
    Proceeds from sale of fixed assets                   -              13
    Proceeds on notes receivable                        75              23
                                                 ---------       ---------
    Net cash provided by (used in )
         investing activities                           54           (126)

Cash Flows From Financing
Activities:
    Principal payments
         on borrowings                               (134)           (162)
                                                 ---------      ----------
    Net cash used in
         financing activities                        (134)           (162)
                                                 ---------       ---------
Net increase (decrease)
    in cash and cash equivalents                        23           (141)

Cash and cash equivalents
    at beginning of period                             231             372
                                                 ---------       ---------
Cash and cash equivalents
    at end of period                              $    254        $    231
                                                 ---------       ---------
                                                 ---------       ---------

Supplemental disclosure of
    cash flow information
         Cash paid for interest                   $     52        $     87
         Cash paid for income taxes               $      2        $      5
         Non-cash transactions (see Note 2b)


   The accompanying notes are an integral part of these consolidated statements

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1995

(1) BUSINESS AND SIGNIFICANT RISKS

    a.   DEVELOPMENT STAGE ENTERPRISE

    INTEK Diversified Corporation (INTEK or the Company) was incorporated in 1969 and had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Corporation (Olympic Plastics).

    On September 23, 1994, a newly formed, wholly-owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock. Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the "Merger"). After the merger of Simrom into Romnet, Inc., the surviving corporation changed its name to Roamer One, Inc. ("Roamer One") and redirected the focus of the Company and its resources to the development of the Roamer One business and the telecommunications industry and to discontinue and divest the operations of Olympic Plastics. Since the former shareholders of Roamer One retained more than a 50 percent controlling interest in the surviving company (INTEK), the business combination was treated as a reverse merger for accounting purposes. Roamer One's principal assets were certain rights relating to licenses granted by the FCC for the 220 MHz to 222 MHz ("220 MHz") narrowband spectrum. Pursuant to the merger, Roamer One's net deficit equity of $338,637 was transferred to INTEK. Pro forma combined operating results of the merged companies are not presented since INTEK's former business is treated as if it were a divested operation.

    Through its wholly-owned subsidiary, Roamer One, the Company is now a development stage enterprise and is constructing, and plans to operate, a Specialized Mobile Radio ("SMR") network in the United States utilizing certain rights and benefits afforded it by licensees in the newly allocated 220 MHz spectrum. Roamer One's business has been conducted by the Company since September 23, 1994 when the Merger became effective.

    Contracts between Roamer One and certain holders of 220 MHz licensees have been classified by Roamer One as either: Category I, Category II, or Category III Agreements. Under the Category I Agreements, each of the licensees (which are, in some instances, directors of the Company) have entered into an "Exclusive Management Agreement and Right of First Refusal" (the "Management Agreement"). The Management Agreement permits Roamer One to retain 100% of the subscriber revenues until such time as $200,000 is earned from system operation, after which time the licensee receives 10% of the gross subscriber revenues. Each licensee under a Category I Agreement also has entered into an Option to Purchase Agreement (the "Option Agreement") providing Roamer One with the exclusive right to purchase the constructed 220 MHz SMR system, together with the 220 MHz license. Under the Option Agreement, Roamer One is required to fund all capital costs and operating expenses. The purchase under the Option Agreement may be exercised by Roamer One at any time after construction by Roamer One of the 220 MHz SMR system is completed.

    Under Category II Agreements, each of the licensees has entered into a Management Agreement which permits Roamer One to earn and retain a percentage of the gross subscriber revenues. Each of the licensees also has entered into an Option Agreement. However, the option may be exercised only after a prescribed period of operation. Roamer One is required to finance the building of the 220 MHz SMR system and contribute operating capital until such time as the system is profitable. The purchase price of the 220 MHz SMR system, together with the 220 MHz license, is computed using a multiple of earnings at the time of purchase.

    Under the Category III Agreements, each of the licensees has entered into a management agreement providing that Roamer One will manage the 220 MHz SMR system for a fee based upon a percentage of subscriber revenues earned from system operation. Under a Category III Agreement, Roamer One has no option to purchase such 220 MHz SMR system but does have a right of first refusal to purchase the system in the event an acceptable offer to buy such system is submitted to the licensee by a third party. The licensees under Category III Agreements are obligated to provide the funds for the system construction and operating costs.

    While 167 systems have been constructed by Roamer One as of December 31, 1995, the number of subscribers to the service is insignificant and the Company's proposed marketing strategy has not yet been implemented. The focus of the Company has been directed to the construction of as many systems as possible by the Federal Communication Commission's (the "FCC") deadline date. On January 26, 1996, the FCC adopted a SECOND REPORT AND ORDER in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide 220 MHz licenses that elect to construct their base station at their currently authorized location, and to August 15, 1996 for all licensees granted authority to modify their licenses to relocate their base stations. The FCC has granted licensees until May 1, 1996 to submit applications for permanent modifications to site locations. Systems that have been completed are being used for testing of the Company's billing system software, signal coverage, and system performance. Subscriber loading is anticipated to begin in selected markets during the first quarter of 1996. No assurances can be made that Roamer One will ultimately complete all of the sites which are currently subject to its management agreements or that it will obtain subscribers for completed sites. In particular, certain vendors who will supply equipment needed to construct these systems may not be able to supply the equipment in time to allow the completed construction of all systems prior to August 15, 1996. In addition, Roamer One must raise a significant amount of capital to complete and operate the systems it must finance. No significant revenues are expected to be generated from the operation of these systems prior to the second quarter of 1996.

    The Company can make no assurances that it will be able to achieve the level of financing that would be required to complete the construction of the remaining 74 systems Roamer One has on order, or to fund the administrative costs of Roamer One.

    b.   LICENSEE UNDER FCC AUTHORITY

    The construction, licensing, operation, sale, management, ownership, and acquisition of 220 MHz licenses are regulated by the FCC. The Company's actions with respect to 220 MHz systems which it owns or manages may be delayed by the time required to obtain FCC approval or consent for certain actions, or such approval or consent may be denied or withheld. FCC requirements also may impose certain costs or requirements upon the Company which it would not bear in the absence of regulation.

    Because the Company's business is regulated by the FCC, its business affairs (and those of its actual and potential competitors) are always subject to changes in FCC rules and policies. Such changes, which generally follow extensive FCC consideration, can increase the level of competition, the cost of regulatory compliance, the methods in which the Company manages its systems, the difficulty in obtaining or keeping licenses, standards for products and services or other facets of the Company's regulatory environment. Further, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time.

    To the extent that the Company or the licensee does not construct or operate any 220 MHz system in compliance with applicable FCC requirements, the Company or the licensee of such system could be subject to increased regulatory requirements, formal or informal FCC investigations, loss or cancellation of licenses which it may in the future acquire, imposition of monetary forfeitures, or disqualification from holding further FCC licenses. Such risks could arise from the Company's failure to meet FCC construction deadlines, the licensee's failure to maintain ultimate control over its system, or the level and type of alien ownership and control in either the Company or licensee.

    The FCC requires that licensees maintain de jure and de facto control of their radio systems at all times. This requirement is applicable to the 220 MHz licenses which the Company seeks to operate as a result of management agreements entered into between the Company and various licensees. A failure to maintain control can result in an FCC investigation or hearing, imposition of monetary forfeitures, or revocation of a license. Although management agreements are common in the SMR industry, the FCC has not issued any guidelines specifically applicable to 220 MHz management agreements and has not considered or passed on the compliance of the Company's management agreements with general FCC guidelines or policies. No assurance can be given that the Company's management agreements or course of conduct in acquiring rights to the 220 MHz systems will be found to comply with such FCC requirements.

    c.   SITE CONSTRUCTION DEADLINE

    If the systems for the licenses that are subject to the Company's purchase option and management agreements are not constructed within the period required by the FCC, such licenses will be returned to the FCC. The construction deadline as set by the FCC of December 31, 1995 was amended in late 1995 to February 2,

1996. On January 26, 1996, the FCC adopted a SECOND REPORT AND ORDER in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide 220 MHz licenses that elect to construct their base station at their currently authorized location, and to August 15, 1996 for all licensees granted authority to modify their licenses to relocate their base stations. There is currently a case pending before the U.S. Court of Appeals, D.C. Circuit, filed by another 220 MHz service provider, which challenges the FCC's denial of its request to provide multiple-market service on a single system, and a request for an extension of its construction deadline. There is no assurance that this appeal, if successful, will impact the deadline for construction previously announced by the FCC for licenses in which the Company has an interest.

    The Company has built out 167 systems prior to December 31, 1995. The Company can offer no assurances that all or most of the remaining 74 licenses will be built out by the FCC construction deadline or that an extension to the FCC construction deadline can be obtained.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of INTEK (from September 23, 1994 through December 31, 1994) and its wholly-owned subsidiaries Roamer One (from February 4, 1994 (inception) through December 31, 1994), IMCX Corporation ("IMCX"), and IDC International Corporation ("IDC") with Olympic Plastics Company, Inc. ("Olympic") assets reported as Assets Held for Sale. The results of operations of Olympic have been excluded from continuing results of operations after September 23, 1994. The operating assets of IMCS were sold by the Company on August 12, 1993 and thus revenues have been restated to exclude IMCS from continuing operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Although the operations of Roamer One were combined with those of the Company for a period of seven days prior to September 30, 1994 pursuant to the Merger, the Consolidated Statements of Operations do not include the operations of Roamer One during this period as such operations did not involve significant revenues or expenses.

    b.   CASH FLOW STATEMENT

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    The following summarizes the supplemental disclosure of non-cash investing and financing activities:

    During 1995, the Company exchanged 162,000 shares of its common stock for certain loan extension fees valued at $635,000 (equating to $3.92 per share) and 937,042 shares of its common stock for equipment purchased from Securicor valued at $4,000,000 (equating to $4.27 per share). The values attributed to the common stock were the approximate fair market values on the dates of issuance.

    On September 23, 1994, the Company exchanged 6,000,000 shares of its common stock for 100 percent of the common stock of Simrom, Inc., in the Merger which was accounted for as a reverse merger (See Note 1). Accordingly, the assets and liabilities of INTEK at September 23, 1994 are assumed to have been acquired by Roamer One.

    On November 22, 1994, the Company issued 100,000 shares of its common stock in exchange for certain management services valued at $425,000 (equating to $4.25 per share), which was the approximate fair market value at the date of issuance.

    In November, 1994, the Company obtained a $2,500,000 loan from Quest
Capital Corporation ("Quest"), formerly known as Noramco Mining Corporation, to fund the initial costs of implementing Roamer One's construction program. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares (at a value of $4.75 per share) of INTEK common stock to Quest as payment in full of the principal then due (see Note 11).

    c.   INVENTORIES

    Inventories are stated at the lower of cost or market and consist of repeater site receive/transmit systems for sale to Category III licensees and mobile radios for sale to subscribers.

    d.   PROPERTY AND EQUIPMENT, AT COST

    Depreciation is provided on the straight-line method over the estimated useful lives of the assets which are ten years for site equipment and 5 years for furniture, fixtures, office equipment, and computers. The Company's policy is to begin depreciating repeater site equipment at such time as it begins to generate subscriber revenues. Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of assets are capitalized.

    e.   REVENUE RECOGNITION

    Revenue is recognized for sales of equipment when delivered.

    f.   INCOME TAXES

    The Company and its subsidiaries file consolidated Federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

    The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

    In accordance with SFAS No. 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

    g.   NET LOSS PER SHARE

    The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

    h.   RECLASSIFICATIONS

    Certain amounts in the December 31, 1994 and 1993 Financial Statements have been reclassified to conform with the current period presentation.

    i.   USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    j.   CONCENTRATIONS OF RISK

    Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. As of December 31, 1995, one customer comprised 71% of accounts receivable.

    The Company's equipment sales are to customers located primarily in the United States. During 1995, the Company had sales to one customer (discussed above) which represented approximately 90% of sales. During 1994, the same customer represented 100% of sales.

    The Company purchases a significant portion of its equipment from suppliers located outside the United States. The Company believes that if these foreign suppliers were no longer available, it would be able to obtain the equipment from existing suppliers located within the United States. The Company believes this would not have a severe impact on it financial position or results of operations.


    k.   NEW PRONOUNCEMENTS

    ADOPTION OF SFAS 121 - IMPAIRMENT OF LONG-LIVED ASSETS
    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of" (the Statement). The Statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company will adopt the Statement in 1996. The Company has not yet evaluated the impact of this Statement.

    ADOPTION OF SFAS 123 - STOCK-BASED COMPENSATION
    In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The statement recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. The Statement's disclosures will be adopted by the Company effective January 1, 1996.

(3) INVENTORIES

    Inventories at December 31, 1995 and 1994 consist of the following (in thousands):


                                                      1995           1994
                                                  --------       --------
Site installations                                $    549       $  1,127
Mobile radios                                          699             -
                                                  --------       --------
                                                  $  1,248       $  1,127
                                                  --------       --------
                                                  --------       --------

(4) PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1995 and 1994 consist of the following (in thousands):


                                                      1995           1994
                                                  --------       --------
Site equipment                                    $  7,283       $    768
Furniture and fixtures                                  73             26
Computers                                              179             -
                                                  --------        --------
Total property and equipment, at cost                7,535            794
    Less accumulated depreciation                      (37)           (22)
                                                  --------       --------
Net property and equipment                           7,498       $    772
                                                  --------       --------
                                                  --------       --------


(5) INCOME TAXES

    There was no provision for income taxes for the twelve months ended December 31, 1995 and 1994 except for the minimum state tax. Taxes included in general and administrative expenses amounted to $3,200, $3,200, and $9,000 in

1995, 1994 and 1993 respectively. The Company is expecting an "ordinary" loss for the current fiscal year and this, combined with net operating loss carryforwards from the previous years, are expected to offset any current tax liability.

    For 1993, the provision for income taxes consisted of a current state provision of $2,000 and a deferred Federal provision of $7,000.

    The reconciliation of the provision (benefit) for income taxes at December 31 to the amount computed at the Federal statutory rate is as follows (in thousands):




                                          1995           1994           1993
                                       -------        -------        -------
Benefit at the statutory rate          $ (965)        $ (319)        $ (291)
 State taxes, net of federal
 tax benefit                                3              3              2
 Operating losses not currently
  available for use                       965            319            291
 Other                                     -              -               7
                                       -------        -------        -------
                                       $    3        $     3        $     9
                                       -------        -------        -------
                                       -------        -------        -------


    The approximate tax effect of temporary differences which gave rise to significant deferred tax assets and liabilities are as follows (in thousands):


                                                         1995           1994
                                                       --------       --------
Deferred tax assets (state and Federal):
    Accrued liabilities                                $     25       $     36
    Inventory reserve                                        -              14
    Allowance for doubtful accounts receivable               13             15
    Building valuation allowance                            173             -
    Amortization of Roamer One startup costs                118             -
    Operating loss carryforwards                            956            856
                                                       --------       --------
                                                          1,285            921
    Valuation allowance                                  (1,285)          (921)
                                                       --------       --------
                                                       $     -        $     -
                                                       --------       --------
                                                       --------       --------

Deferred tax liabilities (state and Federal):
    Depreciation                                       $   (607)       $  (607)
    Other                                                   (26)          (116)
                                                       --------       --------
                                                       $   (633)       $  (723)
                                                       --------       --------
                                                       --------       --------


    In 1990, the State of California passed legislation which disallowed the utilization of net operating loss carryforwards and carrybacks until 1993. At December 31, 1995, the Company had net operating loss carryforwards available for Federal and California income tax purposes of approximately $2,225,000, and

$2,147,000, respectively. The net operating loss carryforwards expire in the year 2008 and thereafter for Federal and 1997 and thereafter for State income tax purposes.


(6) PENSION PLAN

    One of the Company's subsidiaries has a Simplified Employees Pension Individual Retirement Account Plan (the Plan). Annual contributions to the Plan are at the discretion of the Board of Directors and cannot exceed 15 percent of all employee's compensation. No contributions were made for 1995, 1994 or 1993.


(7) DIRECTOR COMPENSATION

    On June 20, 1995, the Board of Directors approved a resolution stating that directors will be compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director, retroactive to January 1, 1995. For the twelve months ended December 31, 1995, the Company paid Directors fees of $51,500 and has accrued $15,500 for unpaid directors fees.


(8) STOCK OPTION PLAN

    In July 1985, the shareholders approved the "1985 INTEK Diversified Corporation Key Employee Incentive Stock Option Plan" which provides for the granting of options on up to 500,000 shares of the Company's common stock to key employees. In 1988, the shareholders of the Company approved the 1988 "Key Employee Incentive Stock Option Plan." The stock options are exercisable over a period determined by the Stock Option Committee, but no longer than ten years after the date they are granted.

    The options are to be exercisable at a price equal to the "Fair Market Value" (average of the closing per share bid and asked price of the Company's Common Stock on the date an option is granted) or 110 percent of Fair Market Value for persons who have in excess of a 10 percent voting interest in all classes of the Company's stock prior to the date of grant. The dollar amount of options issued under the Plan in any calendar year is limited to $100,000 per person in value plus any unused limit carry-over.

    In September 1994, the shareholders approved the "1994 Stock Option Plan" which provides for the granting of options up to 600,000 shares of common stock per person.

    On June 23, 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the offering and sale by the Company of up to 500,000 shares of the Company's common stock, par value $0.01 pursuant to stock options granted or to be granted under the 1988 INTEK Diversified Corporation Key Employee Incentive Stock Option Plan.

    At the Annual Meeting of Shareholders held on July 5, 1995, the shareholders voted to approve the 1994 Stock Option Plan which provides for the granting of options of up to 600,000 shares of the Company's Common Stock. The 1994 Plan provides for the granting of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and "nonqualified stock options", which are not intended to qualify under any provision of the Code. Each grant shall specify the number of shares of Common Stock to which it pertains; provided, however, that no optionee may be granted stock options for more than 60,000 shares in any fiscal year of the Company.

    The shareholders also voted to approve the 1994 Directors' Stock Option
Plan (the "Directors' Plan") which provides for the granting of options of up to 300,000 shares of the Company's Common Stock. Under the terms of the Directors' Plan, each member of the Stock Option Committee received an option to purchase 40,000 shares of Common Stock on September 24, 1994. All other members of the Board received an option to purchase 40,000 shares of Common Stock under the 1994 Stock Option Plan. In addition, each director who was not a director on September 23, 1994 will receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Common Stock. Options are exercisable on the first anniversary of the date of grant, provided the optionee remains a director on such anniversary. No person may receive an option pursuant to the Directors' Plan more than once.

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

A summary of the Company's Stock Option Plans is as follows:


                                                   OPTION PRICE
1988 Plan                                SHARES       PER SHARE
- ---------                              --------       ---------

  Shares granted:
    January 1, 1987                     155,000          $ 1.75
  Shares terminated                     (97,500)           1.75
  Shares exercised in 1995              (57,500)           1.75
                                       --------
  Shares under option                         0
                                       --------
1994 Stock Option Plan
- ----------------------
  Shares granted:
    September 23, 1994                   50,000          $ 2.75
    September 23, 1994                  330,000            3.75
    December 20, 1995                    72,000            5.875
  Shares exercised in 1995             (40,000)            3.75
                                       --------
  Shares under option                  412,000



                                       --------
1994 Directors' Stock Option Plan
- ---------------------------------
  Shares granted:
         September 23, 1994             120,000          $    3.75
                                       --------
Total shares under option               532,000
                                       --------
                                       --------


As of December 31, 1995, options available for future grant were as follows:

    1988 Plan                           442,500
    1994 Stock Option Plan              148,000
    1994 Directors Plan                 180,000
                                        -------
                                        770,500
                                        -------
                                        -------

(9) Related Party Transactions

    Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc., made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the years ended December 31, 1995 and 1994, the Company paid management fees of $200,004 and $200,000 respectively to Peter Paul Corporation, Inc.

    In November 1994, the Company borrowed $2,500,000 evidenced by a short-term promissory note, bearing 12% interest, from Quest Capital Corporation ("Quest"). The loan was secured by a first mortgage on the property owned by Olympic and a guaranty by Simmonds Capital Ltd ("SCL"), formerly known as Simmonds Communications Ltd. Quest was issued a total of 262,000 shares of INTEK common stock, at a weighted average price of $4.05 per share which was the fair market value at the time, as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of INTEK common stock to Quest as payment in full of the principal. The shares were issued at $4.75 per share which was the fair market value at the date of repayment of the debt.

    Roamer One, Inc. borrowed $150,000 from SCL evidenced by a short-term, non-interest bearing note in October, 1994 and repaid the obligation in November, 1994.

    For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to Roamer One Holdings, Inc. ("ROH"), a stockholder of the Company and a company controlled by Nicholas R. Wilson, Chairman of the Board of the Company for the services of Mr. Nicholas Wilson. In addition, the Company paid

$30,000 to ROH that had been accrued as of December 31, 1994.

    For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to SCL, a stockholder of the Company, for management services. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994.

    For the year ended December 31, 1995, the Company incurred $112,000 and paid $104,000 to Simmonds Mercantile and Management Inc., a company controlled by SCL, for consulting services.

    On April 18, 1995, Roamer One and Midland International Corporation
("MIC"), a wholly-owned subsidiary of SCL, entered into a Memorandum of Understanding granting MIC exclusive sales and distribution rights for all Roamer One private branded 220 MHz radio product in the United States. MIC will be paid a commission on sales of such radios. Roamer One also entered into an agreement with Securicor, whereby Securicor will supply Securicor radios bearing the Roamer One logo.

    Pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and Securicor, Securicor has delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's common stock to Securicor. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The financing agreement calls for Roamer One to purchase approximately $3.9 million in additional equipment over a 12 month period. As of December 31, 1995, Roamer One had purchased $968,000.

    The Company and SCL have an arrangement whereby Roamer One, Inc. purchases equipment and installation services from SCL. During the twelve months ended December 31, 1995, Roamer One, Inc. purchased $9,298,000 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $1,212,000. Roamer One made payments to SCL totaling $8,058,000 leaving a balance of $2,452,000 as of December 31, 1995.

    On September 23, 1994, the Company and SCL, ROH, Anglo York Industries,
Inc. and Harold Davis (collectively referred to as the "Holders") entered into a Registration Rights Agreement to provide the Holders with certain demand and "piggy-back" registration rights with respect to the Company's Common Stock owned by the Holders. ROH is a stockholder of the Company holding approximately 34.8% of the Company's Common Stock. Anglo York Industries, Inc. is a stockholder of the Company holding approximately 10.5% of the Company's Common Stock. Mr. Davis was an executive vice president and treasurer of the Company until September 23, 1994.

    Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors. The law firm received fees of $162,097 in 1995 and $8,856 in 1994 from INTEK.
Mr. Wasserman was formerly a principal with the law firm of Honohan, Harwood, Chernett & Wasserman, which received fees of $23,722 in 1994 from INTEK.

     At December 31, 1995, Octagon Investments, Ltd had beneficial interest in 8% of the Company's outstanding common stock and stock options. On February 29, 1996, the Company borrowed $2,500,000 in debentures from Octagon. The loan is due in six months and carries interest that is based on the Bank of America Prime Rate. The loan is secured by the Olympic Plastics land and building and by the equipment related to 15 Category I licenses. A closing fee was paid to Octagon Limited of 50,000 shares of the Company's common stock under Regulation S of the Securities Act of 1933 as amended. An agency fee of $25,000 cash was paid to Octagon Capital Corp., Canada.

     The Company believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties. On-going and future transactions with related parties will be (1) on terms at least as favorable as those which the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.


(10) INVESTMENT IN JOINT VENTURE

     In May 1995, INTEK contributed $125,000 for a 50% interest in SLW Properties, Ltd., an Ohio limited liability company ("SLWLLC"). The assets of SLWLLC consisted of twenty-five percent (25%) of the outstanding shares of common stock of Pagers Plus Cellular, a California corporation ("PPC"), a $250,000 secured promissory note issued by PPC to SLWLLC on May 9, 1995, a security interest in certain assets of PPC, the right to appoint a director to PPC's Board of Directors, and the right to assume PPC's rights under certain management and joint venture agreements if PPC fails to repay the note by November 11, 1995. On July 12, 1995, the members of SLWLLC assigned all of the assets of SLWLLC to Brookline Capital Corp. "Brookline Capital", formerly known as Brook SIG Corp.). Brookline Capital has been since renamed Ventel and is a publicly traded company in Canada. Brookline Capital was formed for the purpose of providing financing to various 220 MHz SMR management companies in the United States. The Company and SCL were shareholders of Brookline Capital. On September 20, 1995, the Company sold its shares in Brookline Capital to Brookline Minerals, Inc. In exchange for its shares in Brookline Capital, the Company will receive certain shares of Brookline Minerals common stock pursuant to a formula based on the number of SMR systems financed by Brookline Capital which should increase its holdings and influence. SCL also exchanged certain assets and Brookline Capital shares for shares of Brookline Minerals common stock pursuant to the same formula. INTEK and SCL entered into separate management services agreements with Brookline Minerals to provide certain management services and technical expertise for the development and implementation of Brookline Mineral's ongoing business strategy. Nicholas Wilson, a director of the Company, is a director of Brookline Capital and Brookline Minerals, John Simmonds, a director of the Company, is a director of Brookline Capital and Brookline Minerals and the President of Brookline Capital and Steven L. Wasserman, a director of the Company, is the Secretary of Brookline Minerals, which has been renamed Ventel, Inc. is a publicly traded company in Canada. To date, INTEK has received 50,000 shares of the common stock of Ventel.

(11) NOTE PAYABLE

     In November 1994, the Company borrowed $2,500,000 evidenced by a short-term promissory note, bearing 12% interest, from Quest Capital Corporation ("Quest"). The loan was secured by a first mortgage on the property owned by Olympic and a guaranty by Simmonds Capital Ltd ("SCL"), formerly known as Simmonds Communications Ltd. Quest was issued a total of 162,000 shares of INTEK common stock as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of INTEK common stock to Quest as payment in full of the principal.

(12) COMMITMENTS

     As of December 31, 1995, Roamer One had entered into 101 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220 MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of December 31, 1995, Roamer One had paid $780,500 in site lease fees pertaining to 1995. As of December 31, 1995, Roamer One has entered into 73 site leases relating to Category I Licensees; 28 site leases relating to Category II Licensees; and arranged for its Category III licensees to enter into 58 site leases. As of December 31, 1995, total future minimum lease payments for the Category I and Category II site leases, which are contractual obligations of Roamer One, are as follows:

           1996                     $  837,220
           1997                        781,021
           1998                        674,960
           1999                        620,978
           2000                        283,972
           Thereafter                        -
                                    ----------
                                    $3,198,151
                                    ----------
                                    ----------


    In November 1994, INTEK entered into a management services agreement with Quest for corporate finance and corporate restructuring services. In consideration for these services, INTEK paid $1,000 and issued 100,000 shares of its common stock.


(13)     MAJOR CUSTOMERS

    Roamer One has commenced construction and management of 220 MHz Specialized Mobile Radio systems pursuant to Management Agreements. Of these agreements, 161 obligate the licensee to provide the funds for system construction and operating costs. During 1995 and 1994, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. As of December 31, 1995, a total of 67 systems had been completely constructed for one customer, VDC. During 1995, a total of 51 systems had been delivered and invoiced to VDC at a gross profit of $270,000.

(14)     DISCONTINUED OPERATIONS

    On August 12, 1993, the Company sold to Advanced Technology, Inc., ("ATI"), all of the issued and outstanding capital stock of its wholly owned subsidiary, IMCS. At the time of the sale, IMCS owned office furnishings and equipment and a Technical Information Agreement with American Telephone and Telegraph Company dated January 1, 1991, pursuant to which IMCS received certain rights to manufacture and sell electronic equipment. Prior to the sale, the Company had transferred to a newly formed wholly owned subsidiary, IMCX, all other assets and all liabilities of IMCS. In consideration for the sale of the capital stock of IMCS, the Company received cash in the amount of $75,000 and a long-term non-interest bearing note in the amount of $180,000. The note was completely repaid by December 31, 1994. The gain on the sale from this transaction was $11,552. Net sales for IMCS were $530,000 and $758,000 for the eight months ended August 1993 and 1992 respectively and the net losses were $52,000 and $170,000.

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

    As of December 31, 1995, the Company completed four sales totaling $4,022,407 for equipment and inventory. The Company received cash of $3,605,560 and a note in the remaining principal amount of $153,847 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only.

    Of the proceeds from these sales, $263,000 was applied against a note payable secured by Olympic's assets, $900,000 was repaid to Quest under the Loan and the remainder was used for working capital. Included in liabilities at December 31, 1994 was a note payable balance of $492,000. This note was repaid in full during 1995.

A summary of the assets held for sale is as follows (in thousands):


                                                  1995          1994
                                              --------      --------
Inventories                                    $     -          $704




Property, Plant and Equipment, Net               1,555         3,493
Patent Rights                                        -           137
                                              --------      --------
Net Assets                                      $1,555        $4,334
                                              --------      --------
                                              --------      --------


(15)     SALE OF SECURITIES

    On December 4, 1995, the Company sold 170,000 shares and a warrant of the Company's common stock outside the United States under Regulation S of the Securities Act of 1933 as amended. The sale generated $1,020,000 at current market rates. The warrant was exercised on February 29, 1996 for 36,645 shares at a price of $0.01 per share.


(16)     SUBSEQUENT EVENTS

    a.   FINANCINGS

    On January 12, 1996, the Company sold 201,000 shares of the Company's Common Stock outside the United States under Regulation S of the Securities Act of 1933 as amended. The sale generated $849,342 at current market rates.

    On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture to MeesPierson ICS Limited, a UK limited liability company. INTEK also issued 50,000 shares of its common stock under Regulation S of the Securities Act of 1933 as amended to MeesPierson as a closing fee for its investment banking services and paid an agent fee of $25,000 to Octagon Capital Canada Corporation. The debentures mature in six months and carry interest that is based on the Bank of America Prime Rate. They are secured by perfected liens against Olympic Plastics land and building and by the equipment related to 15 Category I licenses.

    b.   SALE OF THE BUILDING

    On March 22, 1996, the Company entered into a Purchase Agreement and escrow was opened for sale of the Olympic Plastics land and building. The sale price is $2,200,000 and the property has a book value of $1,555,000. The building is encumbered by a deed of trust in favor of MeesPierson ICS Limited. Escrow is scheduled to close on or before June 4, 1996, subject to the buyer's ability to obtain financing, and the results of updated appraisal, and environmental reports.

    c.   PROPOSED MERGER

    On March 7, 1996, INTEK, SCL and Securicor signed a Letter of Intent to combine certain of their wireless communication businesses and related technology. The transaction will combine INTEK's Roamer One air time services business with the United States land mobile radio business of Midland International Corporation, a wholly owned subsidiary of SCL, and the narrowband wireless technology and manufacturing operations of Securicor Radiocoms Limited ("SRL"), a wholly owned subsidiary of Securicor. As a result of the proposed transaction, INTEK will become an integrated wireless company providing air time services, product distribution and manufacturing for the Land Mobile Radio market. The completion of the proposed transactions is subject to the completion of due diligence reviews by the parties, the negotiation and execution of definitive documentation and customary other closing conditions, including the receipt of regulatory and third party approvals and consents and the approval of INTEK's shareholders to the transactions and the issuance of its common stock. The parties expect the transactions to close during the second quarter of 1996. This new three way transaction replaces the previously announced proposed acquisition of Midland, which has been terminated by mutual agreement of SCL and INTEK. Under the terms of the Letter of Intent, INTEK will purchase a license from Midland for the use of the Midland trademark in the United States for the Land Mobile Radio market in exchange for approximately 2.5 million common shares of INTEK. In addition, INTEK will purchase for cash from Midland certain assets which are used in the business. SCL will retain the international operations of Midland and the SCL Systems business which operates as a systems integrator for wide area communications networks. It is contemplated that SCL will provide certain management services to INTEK for the support of the Midland two-way radio business in the United States. The Letter of Intent also provides that INTEK will acquire all of the shares of SRL in exchange for approximately 25 million common shares of INTEK. The SRL business includes the Linear Modulated radio technology, a manufacturing facility in Bath, England, a network of wireless dealers and resellers in the United Kingdom, a Specialized Mobile Radio network in England, a wireless systems integration business, and all of Securicor's convertible preferred shares in E.F. Johnson, a manufacturer of wireless communications equipment in Waseca, Minnesota. INTEK has retained the investment banking firm FAHNESTOCK & Co., Inc. to provide financial advisory services to INTEK including an opinion as to the fairness, from a financial point of view, to the stockholders of INTEK of the terms of the proposed acquisitions. FAHNESTOCK & Co. will be paid a cash fee for its services.