Form 10-Q
period 1996-03-31
INTEK DIVERSIFIED CORP
filed 1996-05-15
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended MARCH 31, 1996

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 --------------    -------------

                         Commission File Number 0-9160

                         INTEK DIVERSIFIED CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                              04-2450145
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)        Identification No.)

  970 West 190th Street, Suite 720
  Torrance, California                               90502
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number:            (310) 366-7335

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

  The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of May 13, 1996, is 11,105,278 shares.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
                        INTEK DIVERSIFIED CORPORATION
          (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Thousands, except share and per share amounts)

For the three month period ended March 31, 1996 and 1995, and for the period from inception(February 4, 1994) through March 31, 1996

                                                       Inception
                              Three Months Ended       (February 4, 1994)
                                   March 31            Through Mar 31,
                           -------------------------   ------------------
                              1996           1995         1996
                           -----------    ----------    ----------
Net sales                  $       496    $      307    $    4,372
Cost of goods sold                 445           278         3,991
                           -----------    ----------    ----------
Gross profit                        51            29           381

Operating expenses:
   Site                            370            78           925
   Selling                         117             5           300
   General administrative          508           692         4,230
                           -----------    ----------    ----------

Operating loss                    (944)         (746)       (5,074)

Other income (expense):
   (Loss) gain on sale of
   assets held for sale           (126)        1,340         1,077
   Interest                        (20)          (74)         (270)
   Financing costs                 (79)           --          (714)
   Other                            12             6            48
                           -----------    ----------    ----------
Net profit (loss)          $    (1,157)   $      526    $   (4,933)
                           -----------    ----------    ----------
                           -----------    ----------    ----------

Net loss per share         $     (0.11)   $     0.06    $    (0.65)
                           -----------    ----------    ----------
                           -----------    ----------    ----------

Weighted average number
   of shares outstanding    10,874,982     8,917,249     7,641,532
                           -----------    ----------    ----------
                           -----------    ----------    ----------

The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                    ASSETS
                March 31, 1996 (Unaudited) and December 31, 1995

                                  UNAUDITED
                                   March 31     December 31
                                     1996          1995
                                   ---------     -----------
CURRENT ASSETS:
  Cash and cash equivalents         $ 1,513        $   678
  Accounts receivable, net
    of allowance for
    doubtful accounts of $61
    in 1996 and $60 in 1995             884          1,199
  Note receivable, current
    portion                              56             54
  Inventories of equipment            1,102          1,248
  Prepaid expenses and
    other current assets                545             77
  Assets held for sale                1,555          1,555
                                    -------        -------
  Total current assets                5,655          4,811
                                    -------        -------

PROPERTY AND EQUIPMENT, AT COST       7,712          7,535
Less-accumulated depreciation           (49)           (37)
                                    -------        -------
                                      7,663          7,498
                                    -------        -------
NOTE RECEIVABLE                          85            100
                                    -------        -------
INVESTMENT IN JOINT VENTURE
AND OTHER ASSETS                        125            125
                                    -------        -------
TOTAL ASSETS                        $13,528        $12,534
                                    -------        -------
                                    -------        -------

The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                 March 31, 1996 (Unaudited) and December 31, 1995

                                  UNAUDITED
                                    March 31       December 31
                                      1996            1995
                                    ---------      -----------
CURRENT LIABILITIES:
  Accounts payable                   $   601        $   301
  Accrued liabilities                    468            870
  Related party payable                  473          2,452
  Notes payable                        2,500             --
  Licensee deposits                      419            344
                                     -------        -------
     Total current liabilities         4,461          3,967
                                     -------        -------
DEFERRED INCOME TAXES                    633            633
                                     -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 20,000,000 shares
    Issued - 11,475,860 in 1996,
    11,086,215 in 1995                   115            111
  Capital in excess of par value      14,023         12,369
  Treasury stock, at cost-465,582
        shares in 1996 and 1995         (770)          (770)
  Deficit accumulated during the
        development stage             (4,934)        (3,776)
                                     -------        -------
TOTAL SHAREHOLDERS' EQUITY             8,434          7,934
                                     -------        -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $13,528        $12,534
                                     -------        -------
                                     -------        -------

The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
          (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (Thousands)

For the three month period ended March 31, 1996 and 1995, and for the period from inception(February 4, 1994) through March 31, 1996

                                                                               Inception
                                                 Three Months Ended       (February 4, 1994)
                                                      March 31            Through March 31,
                                              -------------------------   ------------------
                                                 1996           1995             1996
                                              -----------    ----------   ------------------
Cash Flows From
Operating Activities:
  Net profit (loss)                           $ (1,157)     $    526       $(4,934)
                                              --------      --------       -------

  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Financing costs                                 75            --           710
    Management fees                                 --            --           425
    Depreciation and amortization                   12            33            74
    Loss (gain) on sale of
      assets held for sale                          --        (1,340)       (1,203)
    Changes in assets and
      liabilities:
      Decrease (increase) in:
        Accounts receivable                        315           122          (176)
        Notes receivable                            13            15            81
        Inventories                                146           (31)       (1,102)
        Prepaid expenses and
          other current assets                     (93)          217           (53)
        Increase (decrease) in:
          Accounts payable                         300            96           235
          Licensee deposits                         75            (3)          419
          Accrued liabilities                     (402)          121           331
          Deferred income taxes                     --            --           (90)
                                              --------      --------       -------
Total Adjustments                                  441          (770)         (349)
                                              --------      --------       -------
Net cash used in operating
  activities                                      (716)         (244)       (5,283)



Cash Flows From Investing
Activities:
  Capital expenditures                            (177)         (833)       (3,712)
  Equity acquired in reverse
    merger                                          --            --         3,228
  Net change in assets
    acquired in reverse merger                      --            --        (3,739)
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                                        --         2,686         3,869
  Investment in joint venture                       --            --          (125)
  Change in working capital
    of discontinued operations                      --          (113)          (40)
                                              --------      --------       -------
  Net cash provided by (used in)
    investing activities                          (177)        1,740          (519)

Cash Flows From Financing
Activities:
  Issuance of common stock                       1,207            --         2,552
  Loan proceeds                                  2,500            --         5,000
  Principal payments
    on borrowings                                   --            --        (1,392)
  Related party borrowings                      (1,979)           (1)          474
                                              --------      --------       -------
  Net cash provided by
    financing activities                         1,728            (1)        6,634
                                              --------      --------       -------
Net increase (decrease)
  in cash and cash equivalents                     835         1,495           832

Cash and cash equivalents
  at beginning of period                           678         1,557           427
Cash and equivalents
  acquired in reverse merger                        --            --           254
                                              --------      --------       -------
Cash and cash equivalents
  at end of period                            $  1,513      $  3,052       $ 1,513
                                              --------      --------       -------
                                              --------      --------       -------

Supplemental disclosures of
  cash flow information:
    Cash paid for interest                    $     --      $     75       $   227
    Cash paid for income taxes                $      7      $      2       $    12
    Non-cash transactions (see Note 3a)


The accompanying notes are an integral part of these consolidated statements

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1996

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


(2)  BUSINESS AND SIGNIFICANT RISKS

     a.   DEVELOPMENT STAGE ENTERPRISE

     INTEK Diversified Corporation ("INTEK" or the "Company") was incorporated in 1969 and had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Corporation ("Olympic Plastics").

     On September 23, 1994, a newly formed, wholly-owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock. Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the "Merger"). After the merger of Simrom into Romnet, Inc., the surviving corporation changed its name to Roamer One, Inc.
("Roamer One") and redirected the focus of the Company and its resources to the development of the Roamer One business and the telecommunications industry and to discontinue and divest the operations of Olympic Plastics. Since the former shareholders of Roamer One retained more than a 50 percent controlling interest in the surviving company (INTEK), the business combination was treated as a reverse merger for accounting purposes. Roamer One s principal assets were certain rights relating to licenses granted by the FCC for the 220 MHz to 222 MHz ("220 MHz") narrowband spectrum. Pursuant to the Merger, Roamer One s net deficit equity of $338,637 was transferred to INTEK.
Pro forma combined operating results of the merged companies are not presented since INTEK's former business is treated as if it were a divested operation.

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

     While 170 systems (for which the Company has management agreements for 161 of such constructed systems) have been constructed by Roamer One as of March 31, 1996, the number of subscribers to the service is insignificant and the Company's proposed marketing strategy has just begun to be implemented. The focus of the Company has been directed to the construction of as many systems as possible by the Federal Communication Commission's
(the "FCC") deadline date. On January 26, 1996, the FCC adopted a Second
Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide
220 MHz licenses that elect to construct their base station at their currently authorized location, and to August 15, 1996 for all licensees granted authority to modify their licenses to relocate their base stations. The FCC granted licensees until May 1, 1996 to submit applications for permanent modifications to site locations. Systems that have been completed are being used for testing of the Company's billing system software, signal coverage, and system performance. Subscriber loading began in selected markets during the first quarter of 1996. No assurances can be made that Roamer One will ultimately complete all of the sites which are currently subject to its management agreements or that it will obtain subscribers for completed sites. In particular, certain vendors who will supply equipment needed to construct these systems may not be able to supply the equipment in time to allow the completed construction of all systems prior to August 15, 1996.
In addition, Roamer One must raise a significant amount of capital to complete and operate the systems it must finance. No significant revenues are expected to be generated from the operation of these systems prior to the third quarter of 1996.

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

     c.   SITE CONSTRUCTION DEADLINE

     If the systems for the licenses that are subject to the Company's purchase option and management agreements are not constructed within the period required by the FCC, such licenses revert to the FCC. The construction deadline as set by the FCC of December 31, 1995 was amended in late 1995 to February 2, 1996. On January 26, 1996, the FCC adopted a Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide 220 MHz licenses that elect to construct their base station at their currently authorized location, and to August 15, 1996 for all licensees granted authority to modify their licenses to relocate their base stations. There is currently a case pending before the U.S. Court of Appeals, D.C. Circuit, filed by another 220 MHz service provider, which challenges the FCC's denial of its request to provide multiple-market service on a single system, and a request for an extension of its construction deadline. There is no assurance that this appeal, if successful, will impact the deadline for construction previously announced by the FCC for licenses in which the Company has an interest.

     The Company has management agreements for 439 licenses. Of the 170 systems it has constructed as of March 31, 1996, the Company has management agreements for 161 systems. The remaining 9 systems were constructed for, and sold to, Voice Data Communications ("VDC"), an Ohio corporation pursuant to a supply agreement with the Company. The Company has not entered into management agreements for these systems at this time. No assurance can be made that the Company will enter into such management agreements. The Company also has management agreements for 28 systems that were constructed by third parties.
Of the 161 systems constructed by the Company for which it has management agreements, 50 licenses are subject to approval by the FCC for modification to the site locations. In the absence of such approval, the Company would lose all rights and privileges afforded under the contracts.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   CASH FLOW STATEMENT

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

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture to MeesPierson ICS Limited, a UK limited liability company. INTEK also issued 50,000 shares of its common stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services.
See Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Month Period Ended March 31, 1995 and
For the Three Month Period Ended March 31, 1996 -- Liquidity and
Capital Resources.

     b.   REVENUE RECOGNITION

     Revenue is recognized for sales of equipment when delivered. Subscriber revenue derived from Category I and Category II agreements is recognized at the time subscribers are billed as a percentage of subscriber billings per the terms of the management agreements. Management fees related to Category III agreements are recognized at the time subscribers are billed based upon a percentage of subscriber revenues per the terms of the management agreements.

     c.   CONCENTRATIONS OF RISK

     Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. As of March 31, 1996, VDC comprised 89% of the Company's accounts receivable.

     The Company's equipment sales are to customers located primarily in the United States. During the three months ended March 31, 1996, the Company had sales to one customer (discussed above) which represented approximately 99% of sales. During the three months ended March 31, 1995, the same customer represented 100% of sales.

     The Company purchases a significant portion of its equipment from suppliers located outside the United States. The Company believes that if these foreign suppliers were no longer available, it would be able to obtain the equipment from existing suppliers located within the United States. The Company believes this would not have a severe impact on its financial position or results of operations.

(4)  INVENTORIES

     Inventories at March 31, 1996 and December 31, 1995 consist of the following (in thousands):

                                                  1996            1995
                                              --------        --------
Site installations                            $    529        $    549
Mobile radios                                      573             699
                                              --------        --------
                                              $  1,102        $  1,248
                                              --------        --------
                                              --------        --------

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1996 and December 31, 1995 consist of the following (in thousands):

                                                  1996            1995
                                              --------        --------
Site equipment                                $  7,449        $  7,283
Furniture and fixtures                              73              73
Computers                                          190             179
                                              --------        --------
Total property and equipment, at cost            7,712           7,535
   Less accumulated depreciation                   (49)            (37)
                                              --------        --------
Net property and equipment                    $  7,663        $  7,498
                                              --------        --------
                                              --------        --------


(6)  DIRECTOR COMPENSATION

     Members of the Board of Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director. For the three months ended March 31, 1996, the Company paid
Directors fees of $15,500 that were accrued as of December 31, 1995 and has accrued $18,000 for unpaid directors fees. For the three months ended
March 31, 1995, the Company did not accrue for, nor did it pay, Directors fees.


(7)  STOCK OPTION PLAN

A summary of the Company's Stock Option Plans as of March 31, 1996 is as follows:

                                             OPTION PRICE
  1988 Plan                     SHARES       PER SHARE
  ---------                     --------     ---------
     Shares granted:
       January 1, 1987          155,000      $   1.750
     Shares terminated          (97,500)         1.750
     Shares exercised in 1995   (57,500)
                                -------
     Shares under option              0
                                -------

  1994 Stock Option Plan
  ----------------------
     Shares granted:
       September 23, 1994        50,000      $   2.750
       September 23, 1994       330,000          3.750
       December 20, 1995         72,000          5.875
     Shares exercised in 1995   (40,000)
     Shares exercised in 1996  (102,000)
                                -------
     Shares under option        310,000
                                -------
  1994 Directors' Stock Option Plan
  ---------------------------------
     Shares granted:
       September 23, 1994       120,000       $   3.75
                                -------
  Total shares under option     430,000
                                -------
                                -------

As of March 31, 1996, options available for future grant were as follows:

 1988 Plan                      442,500
 1994 Stock Option Plan         148,000
 1994 Directors Plan            180,000
                                -------
                                770,500
                                -------
                                -------

(8)  Related Party Transactions

     Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company.
Peter Paul Corporation, Inc., made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the three months ended
March 31, 1996 and 1995, the Company paid management fees of $16,667 and $50,000 respectively to Peter Paul Corporation, Inc.

     For both the three months ended March 31, 1996 and 1995, the Company incurred and paid $30,000 to Roamer One Holdings, Inc. ("ROH"), a stockholder of the Company and a company controlled by Nicholas R. Wilson, Chairman of the Board of the Company for the services of Mr. Nicholas Wilson. During the three months ended March 31, 1995, the Company also paid $30,000 to ROH that had been accrued as of December 31, 1994.

     For both the three months ended March 31, 1996 and 1995, the Company incurred and paid $30,000 to SCL, a stockholder of the Company, for management services. During the three months ended March 31, 1995, the Company also paid $30,000 to SCL that had been accrued as of December 31, 1994.

     For the three months ended March 31, 1996, the Company incurred and paid $24,000 to Simmonds Mercantile and Management Inc., a company controlled by SCL, for consulting services.

     Pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and Securicor LMT, an affiliate of Securicor International Limited,a stockholder of the Company, prior to 1996, Securicor had delivered approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's common stock to Securicor LMT. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The financing agreement calls for Roamer One to purchase a total of approximately $7.9 Million in equipment. As of March 31, 1996, Roamer One had purchased $5.4 million. On May 7, 1996, the Company wired approximately $2 million to Securicor LMT for purchases of additional repeater systems for installation prior to August 15, 1996 and for mobile radios to be used on the systems.

     The Company and SCL have an arrangement whereby Roamer One, Inc. purchases equipment and installation services from SCL. During the three months ended March 31, 1996, Roamer One, Inc. purchased $422,121 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $2,421,587. Roamer One made cash payments to SCL totaling $2,402,570 leaving a balance of $441,138 as of March 31, 1996.

     Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors. The law firm received fees of $33,877 during the first three months of 1996 and $10,000 during the first three months of 1995 from INTEK.

     On February 29, 1996, the Company borrowed $2,500,000 from MeesPierson ICS, Ltd. The loan is due in six months and bears interest at a rate based on the Bank of America Prime Rate. The loan is secured by the land and building owned by Olympic Plastics (the "Property") and by the equipment related to 15 Category I licenses. A closing fee was paid to MeesPierson ICS, Ltd of 50,000 shares of the Company's common stock issued under Regulation S of the Securities Act of 1933 as amended. An agency fee of $25,000 cash was paid to Octagon Capital Corp. At December 31, 1995, Octagon Investments, Ltd had beneficial interest in 8% of the Company's outstanding common stock and stock options.

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


(9)  INVESTMENT IN JOINT VENTURE

     In May 1995, INTEK contributed $125,000 for an ownership interest in Ventel, Inc., a publicly traded company in Canada. Ventel was formed for the purpose of providing financing to various 220 MHz SMR management companies in the United States. SCL is also an investor in Ventel. INTEK and SCL entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. Nicholas Wilson and John Simmonds, directors of the Company, are directors of Ventel and John Simmonds is President of Ventel. To date, INTEK has received 100,000 shares of the common stock of Ventel which represents 0.4% of the outstanding shares at March 31, 1996.


(10) COMMITMENTS

     As of March 31, 1996, Roamer One had negotiated 178 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220 MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of March 31, 1996, Roamer One has entered into 74 site leases relating to Category I Licensees; 30 site leases relating to Category II Licensees; and arranged for its Category III licensees to enter into 74 site leases. As of March 31, 1996, Roamer One had paid $446,263, before reimbursements, in site lease fees pertaining to 1996.
As of March 31, 1996, total future minimum lease payments for the Category I and Category II site leases, which are contractual obligations of Roamer One, are as follows:

       1996                          $626,377
       1997                           797,938
       1998                           711,873
       1999                           668,716
       2000                           336,428
       Thereafter                          --
                                   ----------
                                   $3,141,332
                                   ----------
                                   ----------


(11) MAJOR CUSTOMERS

     Roamer One has commenced construction and management of 220 MHz Specialized Mobile Radio systems pursuant to Management Agreements. Of these agreements, 257 obligate the licensee to provide the funds for system construction and operating costs. During the first three months of 1996 and 1995, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. As of March 31, 1996, a total of 70 systems had been completely constructed for one customer, VDC. During the first three months of 1996, a total of 19 systems had been delivered and invoiced to VDC at a gross profit of $52,000.


(12) ASSETS HELD FOR SALE

     As of March 31, 1996, the Company completed four sales totaling $4,022,407 for equipment and inventory owned by Olympic Plastics. The Company received cash of $3,618,654 and a note in the remaining principal amount of $140,753 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998.

On March 22, 1996, the Company entered into a Purchase Agreement and escrow was opened for sale of the Property. The sale price is $2,200,000 and the Property has a book value of $1,555,000. The Property is encumbered by a deed of trust in favor of MeesPierson ICS Limited in the amount of $2,500,000.

Escrow is scheduled to close on or before June 4, 1996, subject to the buyer's ability to obtain financing, and the results of updated appraisal, and environmental reports.


(13) SALE OF SECURITIES

     On December 4, 1995, the Company sold 170,000 shares and a warrant of the Company's common stock outside the United States under Regulation S of the Securities Act of 1933, as amended. The sale generated $1,020,000.
The warrant was exercised on February 29, 1996 for 36,645 shares at a price of $0.01 per share.

     On January 12, 1996, the Company sold 201,000 shares of the Company's common stock outside the United States under Regulation S of the Securities Act. The sale generated $849,342.

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture (the "Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). INTEK also issued 50,000 shares of its common stock under Regulation S of the Securities Act of 1933, as amended to MeesPierson as a closing fee for its investment banking services and paid an agent fee of $25,000 to Octagon Capital Canada Corporation ("Octagon"). The Debenture matures six months from the date of issuance and bears interest at a rate based on the Bank of America Prime Rate. The
Debenture is secured by a lien on the Property and the equipment related to 15 Category I licenses.


(14) PROPOSED MERGER

     On March 7, 1996, INTEK, SCL and Securicor Group plc ("Securicor") signed a Letter of Intent to combine certain of their wireless communication businesses and related technology (the "Combination"). The Combination will combine INTEK's Roamer One air time services business with the United States land mobile radio business of Midland International Corporation, a wholly-owned subsidiary of SCL ("Midland"), and the narrowband wireless technology and manufacturing operations of Securicor Radiocoms Limited ("SRL"), a wholly-owned subsidiary of Securicor. If the proposed Combination is consummated, INTEK will become an integrated wireless company providing air time services, product distribution and manufacturing for the Land Mobile Radio market. The proposed Combination is subject to the satisfactory completion of due diligence reviews by the parties, the negotiation and execution of definitive documents and other customary closing conditions, including the receipt of regulatory and third party approvals and consents and the approval of INTEK's stockholders. The parties expect the Combination to close during the third quarter of 1996. The proposed Combination replaces the previously announced acquisition of Midland by INTEK.

     Under the terms of the Letter of Intent, INTEK will purchase a license from Midland for the use of the Midland trademark in the United States for the Land Mobile Radio market (the "Midland License") in exchange for approximately 2,500,000 shares of INTEK common stock. In addition, INTEK will purchase for cash from Midland certain assets which are used in the Midland business. SCL will retain the international operations of Midland and its operations as a systems integrator for wide area communications networks. SCL may provide certain management services to INTEK for the support of the Midland two-way radio business in the United States. The Letter of Intent also provides that INTEK will acquire all of the shares of SRL in exchange for approximately 2,500,000 shares of INTEK common stock. The SRL business includes the Linear Modulation radio technology, a manufacturing facility in Bath, England, a network of wireless dealers and resellers in the United Kingdom, a Specialized Mobile Radio network in England, a wireless systems integration business, and all of Securicor s convertible preferred shares in E.F. Johnson, a manufacturer of wireless communications equipment located in Waseca, Minnesota. INTEK has retained the investment banking firm FAHNESTOCK & Co., Inc. to provide financial advisory services to INTEK including an opinion as to the fairness, from a financial point of view, to the stockholders of INTEK of the terms of the proposed transactions. FAHNESTOCK & Co. will be paid a cash fee for its services.


(15) SUBSEQUENT EVENTS

     On April 26, 1996, the Company sold a series of 6.5% Notes (with attached warrants)(the "Notes") to qualified off-shore purchasers through Global Emerging Markets/Northeast Securities, Inc. pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokerage commissions, were $4,750,000. The Notes mature on April 25, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the Notes will be converted into shares of common stock of the Company) become exercisable on July 26, 1996. The warrants are exercisable at discounts (ranging from 0%-25%) from the market price of INTEK's common stock on the exercise date.

     In anticipation of the acquisition of the Midland License, INTEK formed a wholly-owned subsidiary, Midland USA, Inc. On May 3, 1996, INTEK arranged for wire transfers and letters of credit in the aggregate amount of approximately $1,500,000 to key vendors of Midland. These arrangements were conditioned upon an indemnification agreement by SCL whereby SCL will indemnify Midland USA, Inc. from any losses arising from any payment made by the Company. Such indemnity terminates upon the effective date of the proposed Combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 AND FOR THE THREE MONTH PERIOD ENDED THROUGH MARCH 31, 1995


The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three months ended March 31, 1996 and as compared with the same period in 1995 as indicated in the Company's consolidated financial statements in accordance with reverse merger accounting treatment.

1996 RESULTS OF OPERATIONS

     NET SALES. As of March 31, 1996, the Company completed construction of 100 systems subject to Option Agreements, 61 systems subject to Management Agreements and 9 systems pursuant to a supply agreement for a total of 170 systems. This is an increase of 148 systems over the 22 systems that were constructed as of March 31, 1995. During the three months ended March 31, 1996, billings to licensees for site equipment, construction and installation resulted in equipment sales of $354,000 and sales of mobile radios to distributors of $142,000 for a total of $496,000. Site equipment sales for the three months ended March 31, 1995 were $307,000 and there were no sales of mobile radios.

     COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 89.7% for the first quarter of 1996, which is an improvement compared to 90.5% for the same quarter of 1995.

     SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first quarter of 1996, site expenses were $370,000, up from $78,000 in 1995. The increased expenses were required to support the additional 148 systems that were constructed after March 31, 1995.

     SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the first quarter of 1996 were $117,000, an increase of $112,000 over the same period last year due to the creation of a sales organization and the addition of sales staff.

     GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses to support the management of the systems, together with the efforts to raise capital. These expenses were $508,000 during the first three months of 1996, a decrease of $184,000 compared to the first quarter of 1995. The decrease was due to a reduction in consulting fees and credits on insurance premiums realized in 1996 upon review by the insurance companies of 1995 activity.

     OPERATING PROFIT (LOSS). For the three months ended March 31, 1996, the operating loss was $944,000, up from $746,000 for the same period in 1995. This was due to the cost of the infrastructure to manage the licenses and sell services to subscribers.

     GAIN ON SALE OF ASSETS HELD FOR SALE. During the three months ended March 31, 1996, the Company incurred a cost of $126,000 to clean up the Olympic Plastics building in preparation for its sale. During the three months ended March 31, 1995, the Company realized a gain of $1,340,000 from the sale of the productive equipment and remaining inventory of Olympic Plastics.

     INTEREST EXPENSE. Interest expense, included in other income (expense), was $20,000 for the first quarter of 1996, down from $74,000 during the first quarter of 1995. 1996 interest expense was accrued on the MeesPierson Debenture. 1995 interest expense related primarily to the short-term promissory note from Quest Capital. The 1996 financing cost was a closing fee of 50,000 shares of common stock and an agent fee of $25,000 in cash related to the MeesPierson debenture. The cost is being amortized over the term of the debenture.

     NET LOSS. The net loss was $1,157,000 for the first three months of 1996, compared to a profit of $526,000 for the same period in 1995. Excluding the gain on sale of assets of $1,340,000 the loss for 1995 would have been $814,000.


1995 RESULTS OF OPERATIONS

     NET SALES. As of March 31, 1995, the Company completed construction of 22 systems pursuant to its Management Agreements. During the three months ended March 31, 1995, billing to licensees for site equipment, construction and installation resulted in equipment sales of $307,000.

     COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 90.5% in 1995.

     SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first quarter of 1995, site expenses were $78,000.

     SELLING EXPENSES. Selling expenses of $5,000 for the first quarter of 1995 were for advertising and promotion.

     GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses. General administrative expenses for the first quarter of 1995 were $692,000.

     INTEREST EXPENSE. Interest expense, included in other income (expense), was $74,000 in 1995.

     OPERATING PROFIT (LOSS). Net loss from continuing operations in 1995 was $814,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash is selling shares of its Common Stock, borrowing against the Company's assets, selling the assets relating to the Plastics Business and obtaining vendor financing. In the first quarter of 1996, the Company used $716,000 in cash for operating activities to pay employees, vendors, site expenses and $177,000 for capital expenditures. Through its financing activities, the Company raised approximately $3,707,000 in gross proceeds from which $1,979,000 was used to repay related party borrowings. Cash for the quarter increased $835,000 over the year-end balance. Subsequent to the end of the quarter, INTEK arranged for wire transfers and letters of credit in the aggregate amount of $1,500,000 to key vendors of Midland. See Item 1 -- Footnote 15 "Subsequent Events." Subsequent to the end of the quarter, the Company paid $2,051,000 to Securicor as deposits for equipment that has been ordered pursuant to a supply agreement with Securicor related to the buildout of the Roamer One Network of 220 MHz systems. See Item 1 -- Footnote 8 "Related Party Transactions."

     Additional capital may be required to complete the build-out of the Roamer One Network of 220 MHz SMR systems and to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis. The Company has invested the majority of its capital in the equipment necessary to build out those sites for which it holds an option to purchase.

     BORROWINGS. In November, 1994, the Company borrowed from Quest Capital Corporation ("Quest"), formerly known as Noramco Mining Corporation, $2,500,000 (the "Loan") bearing interest at the rate of twelve percent (12%) per annum. The Loan was originally due in installments of $1,000,000 on December 30, 1994 and $1,500,000 on March 31, 1995. Quest agreed to extend the term of the Loan until the earlier of December 15, 1995, the sale of the Property or the closing of any equity financing by INTEK, in exchange for 162,000 shares of Common Stock of INTEK. The cost of $635,000 for the shares was amortized over the 1995 extension period. On December 29, 1995, Quest agreed to convert the Loan, through an offering pursuant to Regulation S under the Securities Act, into 336,842 shares of Common Stock of INTEK and to release its liens in the collateral and guarantees.

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Debenture to MeesPierson. INTEK also issued 50,000 shares of its Common Stock under Regulation S of the Securities Act to MeesPierson as a closing fee for its investment banking services and paid an agent fee of $25,000 to Octagon. See "Certain Relationships and Related Transactions." The
Debenture matures six months from the date of issuance and bears interest at a rate based on the Bank of America Prime Rate. The Debenture is secured by liens on the Property and the equipment related to 15 Category I licenses.

      On April 26, 1996, the Company raised $5,000,000 through the issuance of subordinated notes and warrants to qualified purchasers through Global Emerging Markets, LTD pursuant to Regulation S under the Securities Act of 1933, as amended. Net proceeds to the Company, after fees and broker commissions, were $4,750,000. The subordinated promissory notes mature on April 25, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is payable at the time of maturity or upon exercise of the warrants. Warrants are exerciseable for shares of common stock commencing the 90th day after their issuance. The Warrants have an exercise price that is based on a formula.

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

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.


Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.


a.    Exhibits
      10.1 Form of Note and Purchase Agreement
      10.2 Form of 6.5% Note
      10.3 Form of Offshore Warrant
      27   Financial Data Schedule.

b.    Reports on Form 8-K

     The Registrant filed a report on Form 8-K on January 11, 1996 relating to the sale of 201,000 shares of its Common Stock to five corporations and one individual at purchase price of $4.25 per share net to the Company.
The report was filed pursuant to Item 5 of Form 8-K.

     The Registrant filed a report on Form 8-K on February 8, 1996 extending the closing date to January 31, 1996 for the acquisition of the wireless communications business of SCL by the Company. The report was filed pursuant to Item 5 of Form 8-K.

     The Registrant filed a report on Form 8-K on March 8, 1996, announcing the signing of the letter intent between INTEK, SCL, and Securicor to combine certain of their wireless communication businesses and related technology. The report also announced that INTEK had raised $2,500,000 through the issuance of a Debenture to MeesPierson. The report was filed pursuant to Item 5 of Form 8-K.

                INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE ENTERPRISE)


                           March 31, 1996


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