Form 10-Q
period 1996-06-30
INTEK DIVERSIFIED CORP
filed 1996-08-14
CIK 50977

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 1996

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

    The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of August 14, 1996, is 11,150,594 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            INTEK DIVERSIFIED CORPORATION
            (RoameR One, Inc. Prior to September 23, 1994 Reverse Merger)
                           (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (Thousands, except share and per share amounts)

For the three and six month periods ended June 30, 1996 and 1995

                                          Three Months Ended         Six Months Ended
                                          June 30                    June 30
                                          -------------------------------------------------
                                                1996         1995          1996        1995
                                          ----------    ---------    ----------   ---------
Net sales                                 $       48    $   1,213    $      544   $   1,520
Cost of goods sold                               146        1,121           591       1,399
                                          ----------    ---------    ----------   ---------
Gross profit (loss)                              (98)          92           (47)        121

Operating expenses:
Site                                             236          121           606         199
Selling                                           90            9           207          14
Engineering                                       33            -            33           -
General administrative                           955          690         1,463       1,382
                                          ----------    ---------    ----------   ---------

Operating loss                                (1,412)        (728)       (2,356)     (1,474)

Other income (expense):
(Loss) gain on sale of
 assets held for sale                            (32)        (188)         (158)      1,152
Interest                                         (97)         (40)         (117)       (114)
Financing costs                                 (254)        (533)         (333)       (533)
Other                                              -            -            12           6
                                          ----------    ---------    ----------   ---------
Net loss                                  $   (1,795)   $  (1,489)   $   (2,952)  $    (963)
                                          ----------    ---------    ----------   ---------
                                          ----------    ---------    ----------   ---------

Net loss per share                        $    (0.16)   $  (0.16)    $    (0.27)  $   (0.10)
                                          ----------    ---------    ----------   ---------
                                          ----------    ---------    ----------   ---------
Weighted average number
of shares outstanding                     11,090,553    9,069,227    10,982,767   8,993,238
                                          ----------    ---------    ----------   ---------
                                          ----------    ---------    ----------   ---------

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

For the period from inception (February 4, 1994) through June 30, 1996

                                                         Inception
                                                         (February 4, 1994)
                                                         Through June 30, 1996
                                                         ----------------------
Net sales                                                            $   4,420
Cost of goods sold                                                       4,137
                                                                     ---------
Gross profit                                                               283

Operating expenses:
     Site                                                                1,161
     Selling                                                               390
     Engineering                                                            33
     General administrative                                              5,185
                                                                     ---------

Operating loss                                                          (6,486)

Other income (expense):
     (Loss) gain on sale of
     assets held for sale                                                1,045
     Interest                                                             (367)
     Financing costs                                                      (968)
     Other                                                                  48
                                                                     ---------
Net loss                                                               $(6,728)
                                                                     ---------
                                                                     ---------
Net loss per share                                                      $(0.84)
                                                                     ---------
                                                                     ---------
Weighted average number
     of shares outstanding                                           7,999,412
                                                                     ---------
                                                                     ---------

 The accompanying notes are an integral part of these consolidated statements

                            INTEK DIVERSIFIED CORPORATION
                           (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)

                                        ASSETS
                   June 30, 1996 (Unaudited) and December 31, 1995

                                                 UNAUDITED
                                                   June 30        December 31
                                                      1996             1995
                                                  --------        ---------
CURRENT ASSETS:
     Cash and cash equivalents                    $    782        $     678
     Accounts receivable, net
       of allowance for
       doubtful accounts of $61
       in 1996 and $60 in 1995                         454            1,199
     Restricted cash                                   966                -
     Note receivable, current
       portion                                         135               54
     Inventories of equipment                        2,992            1,248
     Advances for mobile equipment
       inventory                                     1,796                -
     Prepaid expenses and
       other current assets                            383               77
     Assets held for sale                            1,555            1,555
                                                  --------         --------
     Total current assets                            9,063            4,811
                                                  --------         --------

PROPERTY AND EQUIPMENT, AT COST                      7,860            7,535
Less-accumulated depreciation                          (63)             (37)
                                                  --------         --------
                                                     7,797            7,498
OTHER ASSETS:
     Note receivable                                    70              100
     Deferred financing costs                          236                -
     Investment in joint venture                       125              125
                                                  --------         --------
TOTAL ASSETS                                      $ 17,291         $ 12,534
                                                  --------         --------
                                                  --------         --------



The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
                           (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                                     (Thousands)


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 1996 (Unaudited) and December 31, 1995


                                                 UNAUDITED
                                                   June 30        December 31
                                                      1996             1995
                                                  --------        ---------
CURRENT LIABILITIES:
     Accounts payable                             $    151         $    301
     Accrued liabilities                               621              870
     Related party payable                              32            2,452
     Notes payable                                   2,500                -
     Letter of credit liability                        917                -
     Licensee deposits                                 366              344
                                                  --------         --------
     Total current liabilities                       4,587            3,967
                                                  --------         --------
NOTES PAYABLE - CONVERTIBLE                          5,000                -
                                                  --------         --------
DEFERRED INCOME TAXES                                  633              633
                                                  --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value
     Authorized - 20,000,000 shares
     Issued - 11,590,860 in 1996,
     11,086,215 in 1995                                116              111
     Capital in excess of par value                 14,453           12,369
     Treasury stock, at cost-465,582
       shares in 1996 and 1995                        (770)            (770)
     Deficit accumulated during the
       development stage                            (6,728)          (3,776)
                                                  --------         --------
TOTAL SHAREHOLDERS' EQUITY                           7,071            7,934
                                                  --------         --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                              $ 17,291         $ 12,534
                                                  --------         --------
                                                  --------         --------


The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
            (RoameR One, Inc. Prior to September 23, 1994 Reverse Merger)
                           (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     (Thousands)

     For the three and six month periods ended June 30, 1996 and 1995



                                                   Three Months Ended           Six Months Ended
                                                   June 30                      June 30
                                                   ------------------------     -----------------------
                                                        1996           1995           1996         1995
                                                   ---------      ---------      ---------     --------
Cash Flows From
Operating Activities:
Net loss                                           $  (1,795)     $  (1,489)     $  (2,952)     $  (963)
                                                   ---------      ---------      ---------      -------

Adjustments to reconcile
net loss to net cash
used in operating activities:
  Amortization of financing costs                        258            533            333          533
  Depreciation and amortization                           14              5             26           38
  Loss (gain) on sale of
    assets held for sale                                   -            188              -       (1,152)
Changes in assets and
liabilities:
  Decrease (increase) in:
    Accounts receivable                                  430            413            745          535
    Restricted cash                                     (966)             -           (966)           -
    Notes receivable                                     (64)            10            (51)          25
    Inventories                                       (1,890)        (1,583)        (1,744)      (1,614)
    Advances for mobile equipment
      inventory                                       (1,796)             -         (1,796)           -
    Prepaid expenses and
      other current assets                               (54)           171           (147)         388
    Increase (decrease) in:
      Accounts payable                                  (450)          (455)          (150)        (359)
      Licensee deposits                                  (53)           125             22          122
      Accrued liabilities                                153           (583)          (249)        (462)
                                                   ---------      ---------      ---------      -------
Total Adjustments                                     (4,418)        (1,176)        (3,977)      (1,946)
                                                   ---------      ---------      ---------      -------
Net cash used in operating
activities                                            (6,213)        (2,665)        (6,929)      (2,909)

Cash Flows From Investing
Activities:
  Capital expenditures                                  (149)         1,938           (326)       1,105
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                                               -            687              -        3,373
  Investment in joint venture                              -           (125)             -         (125)
  Change in working capital
    of discontinued operations                             -            302              -          189
                                                   ---------      ---------      ---------      -------
Net cash provided by (used in)
investing activities                                    (149)         2,802           (326)       4,542

Cash Flows From Financing
Activities:
  Issuance of common stock                               432              -          1,639            -
  Loan proceeds                                        5,000              -          7,500            -
  Letter of credit liability                             917              -            917            -
  Principal payments
    on borrowings                                          -           (900)             -         (900)
  Deferred financing costs                              (277)             -           (277)           -
  Related party borrowings                              (441)        (1,120)        (2,420)      (1,121)
                                                   ---------      ---------      ---------      -------
  Net cash provided by
  financing activities                                 5,631         (2,020)         7,359       (2,021)
                                                   ---------      ---------      ---------      -------
Net increase (decrease)
  in cash and cash equivalents                          (731)        (1,883)           104         (388)

Cash and cash equivalents
  at beginning of period                               1,513          3,052            678        1,557
                                                   ---------      ---------      ---------      -------
Cash and cash equivalents
  at end of period                                 $     782      $   1,169      $     782      $ 1,169
                                                   ---------      ---------      ---------      -------
                                                   ---------      ---------      ---------      -------


Supplemental disclosures of
  cash flow information:
    Cash paid for interest                         $       0      $      37       $      0      $   112
    Cash paid for income taxes                     $       7      $       3       $      7      $     3
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

     For the period from inception (February 4, 1994) through June 30, 1996


                                                 Inception
                                                 (February 4, 1994)
                                                 Through June 30, 1996
                                                 ---------------------
Cash Flows From
Operating Activities:
    Net loss                                              $    (6,729)
                                                          -----------

Adjustments to reconcile
net loss to net cash
used in operating activities:
  Amortization of financing costs                                 968
  Management fees                                                 425
  Depreciation and amortization                                    88
  Loss (gain) on sale of
    assets held for sale                                       (1,203)
Changes in assets and
liabilities:
  Decrease (increase) in:
    Accounts receivable                                           254
    Restricted cash                                              (965)
    Notes receivable                                               16
    Inventories                                                (2,992)
    Advances for mobile equipment
      inventory                                                (1,796)
    Prepaid expenses and
      other current assets                                       (107)
  Increase (decrease) in:
    Accounts payable                                             (215)
    Licensee deposits                                             366
    Accrued liabilities                                           484
    Deferred income taxes                                         (90)
                                                          -----------
Total Adjustments                                              (4,767)
                                                          -----------
- -----------
Net cash used in operating
activities                                                    (11,496)

Cash Flows From Investing
Activities:
  Capital expenditures                                         (3,861)
  Equity acquired in reverse
    merger                                                      3,228
  Net change in assets
    acquired in reverse merger                                 (3,739)
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                                                    3,869
  Investment in joint venture                                    (125)
  Change in working capital
    of discontinued operations                                    (40)
                                                        -------------
Net cash provided by (used in)
investing activities                                             (668)

Cash Flows From Financing
Activities:
  Issuance of common stock                                      2,984
  Loan proceeds                                                10,000
  Letter of credit liability                                      917
  Principal payments
    on borrowings                                              (1,392)
  Deferred financing costs                                       (278)
  Related party borrowings                                         34
                                                        -------------
  Net cash provided by
    financing activities                                       12,265
                                                        -------------
Net increase (decrease)
  in cash and cash equivalents                                    101

Cash and cash equivalents
  at beginning of period                                          427
Cash and equivalents
  acquired in reverse merger                                      254
                                                        -------------
Cash and cash equivalents
  at end of period                                        $       782
                                                        -------------
                                                        -------------


Supplemental disclosures of
  cash flow information:
    Cash paid for interest                                $       227
    Cash paid for income taxes                            $        12
    Non-cash transactions (see Note 3a)




 The accompanying notes are an integral part of these consolidated statements

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1996

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

     This quarterly report on Form 10-Q includes forward looking statements concerning the Company that include certain risks and uncertainties. The forward looking statements are made pursuant to the "safe harbor" provisions of the "Private Securities Litigation Reform Act of 1995." There are many factors that could cause the events in such forward looking statements to not occur. See the Company's latest annual report on Form 10-K for a discussion of these factors.

(2) BUSINESS AND SIGNIFICANT RISKS

    a.   DEVELOPMENT STAGE ENTERPRISE

    INTEK was incorporated in 1969 and had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Corporation ("Olympic Plastics").

    On September 23, 1994, a newly formed, wholly owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc. ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of common stock of the Company ("Company Common Stock"). Effective September 23, 1994, Simrom merged with Romnet, Inc. (the "Merger"). After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One"). The Company refocused its resources to the development of the RoameR One business, the telecommunications industry and discontinued and divested the operations of Olympic Plastics. Since the former shareholders of Simrom retained more than a 50 percent controlling interest in INTEK, the Merger was treated as a reverse merger for accounting purposes. After the Merger, RoameR One's principal assets were certain rights relating to licenses granted by the Federal Communications Commission ("FCC") for the 220 MHz to 222 MHz narrowband spectrum ("220 MHz"). Pursuant to the Merger, RoameR One's net deficit equity of $338,637 was transferred to INTEK. Pro forma combined operating results of the merged companies are not presented since INTEK's former business is treated as if it were a divested operation.

    The Company is engaged in a development stage enterprise of developing, constructing, and managing 220 MHz Specialized Mobile Radio ("SMR") systems in the United States ("U.S.") utilizing certain rights and benefits afforded it by licensees in the newly allocated 220 MHz.

    RoameR One contracted with certain holders of 220 MHz licenses according to the following classifications: Category I, Category II, or Category III Agreements. Under Category I Agreements, each of the licensees (which are, in some instances, directors of the Company) have entered into a management agreement which permits RoameR One to retain 100% of the subscriber revenues until such time as $200,000 is earned from system operation, after which time the licensee receives 10% of the gross subscriber revenues. Each licensee under a Category I Agreement also has entered into an option agreement (the "Option Agreement") granting RoameR One the exclusive right to purchase the constructed 220 MHz SMR system, together with the 220 MHz license, for a nominal sum. Under the Option Agreement, RoameR One is required to fund all capital costs and operating expenses. The option may be exercised by RoameR One at any time after construction by RoameR One of the 220 MHz SMR system is completed. As of June 30, 1996, RoameR One had 228 Category I Agreements, of which 73 were constructed.

    Under Category II Agreements, each of the licensees has entered into a management agreement which permits RoameR One to earn and retain, depending on the licensee, 30% to 60% of the gross subscriber revenues. Each of the licensees also has entered into an Option Agreement, however, in most cases, the option may be exercised only after 18 months to 48 months (depending on the licensee) after the construction of the 220 MHz SMR system by RoameR One. RoameR One is required to finance the building of the 220 MHz SMR system and contribute operating capital until such time as the system is profitable. The purchase price of the 220 MHz SMR system, together with the 220 MHz license, is computed using a multiple of earnings at the time of purchase. As of June 30, 1996, RoameR One had 33 Category II Agreements, of which 27 were constructed.

    Under Category III Agreements, each of the licensees has entered into a management agreement providing that RoameR One will manage the 220 MHz SMR system for a fee based (depending on the licensee) varying from 20% to 40% of revenues. Under a Category III Agreement, RoameR One has no option to purchase such 220 MHz SMR system but does have a right of first refusal to purchase the system in the event an acceptable offer to buy such system is submitted to the licensee by a third party and the Company is able to match such offer. The Company anticipates that it will not be able to purchase all such systems. The licensees under Category III Agreements are obligated to provide the funds for the system construction and operating costs. As of June 30, 1996, RoameR One had 153 Category III Agreements, of which 72 were constructed.

    While the Company has management agreements for 172 constructed 220 MHz SMR systems, the number of subscribers to the service is insignificant and the Company's marketing strategy has just begun to be implemented. The focus of the Company has been directed to the construction of as many systems as possible by the FCC's deadline date. On January 26, 1996, the FCC adopted a Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide 220 MHz licensees that elected to construct base stations at currently authorized locations, and at least until August 15, 1996 for all licensees granted authority to modify licenses to relocate base stations. The August deadline is applicable only to licensees who filed with the FCC (a) on or before March 11, 1996, a Letter of Intention to modify the location of the base station, and (b) on or before May 1, 1996, a valid application to modify the authorization by relocating the stations to a different location. A total of 129 modification applications were filed by or on behalf of licensees under management by RoameR One. For sites constructed by RoameR One to date, 6 modification applications are currently pending before the FCC. Action by the FCC on these applications is expected shortly. There can be no assurance the FCC will act favorably on the applications or that the FCC's decision will not result in reductions in coverage, increased site rental, further site relocation costs, or other adverse effects. In the event that a modification application is denied, the license for the system may become subject to automatic cancellation.

    The Company will have until at least August 15, 1996 (with the possibility of extensions depending on the date modifications are granted) to construct each system for which a modification is obtained from the FCC. There are no assurances that the Company will be successful in gaining a grant of site modification on behalf of all licenses for which an application is made. The Company will continue to assess site locations, market indicators and its financial resources in deciding whether to construct a system. No assurances can be made that the Company will be able to complete the construction of all systems for which a modification is granted by the end of the extended construction period or that it will have the financial resources to do so.

    Systems that have been completed are being used for testing of the Company's billing system software, signal coverage, and system performance. Limited subscriber loading began in selected markets during the first quarter of 1996 to test the system. As a result of the testing, certain problems were identified such as white noise and interference from other radio transmissions. A solution to these problems appears to have been developed and RoameR One is currently retrofitting its repeater sites so that such sites can be operated in a commercially viable fashion. No assurances can be made that RoameR One will complete all of the sites which are currently subject to its management agreements or that it will obtain subscribers for completed sites. No significant revenues are expected to be generated from the operation of these systems prior to the fourth quarter of 1996.

    The Company has management agreements for 413 licenses. Of the 166 systems it has constructed as of June 30, 1996, the Company has management agreements for 138 systems. The remaining 28 systems were constructed for, and sold to third parties. The Company has not entered into management agreements for these systems at this time. No assurance can be made that the Company will enter into such management agreements. The Company also has management agreements for 34 systems that were constructed by third parties. Of the 138 systems constructed by the Company for which it has management agreements, 6 licenses are subject to approval by the FCC for modification to the site locations. In the absence of such approval, the Company would lose all rights and privileges afforded under the management agreements.

    b.   REGULATION BY FCC

    The construction, licensing, operation, sale, management, ownership, and acquisition of 220 MHz licenses are activities regulated by the FCC. The Company's actions with respect to 220 MHz SMR systems which it owns or manages may be delayed by the time required to obtain FCC approval or consent for certain actions, or such approval or consent may be denied or withheld. FCC requirements also may impose certain costs or requirements upon the Company which it would not bear in the absence of regulation.

    Because RoameR One's business is regulated by the FCC, its business affairs (and those of its actual and potential competitors) are always subject to changes in FCC rules and policies. Such changes can increase the level of competition, the cost of regulatory compliance, the methods in which the Company manages the 220 MHz SMR systems, the difficulty in obtaining or keeping licenses, standards for products and services or other facets of the Company's regulatory environment. Further, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time.

    The FCC requires that licensees maintain de jure and de facto control of their radio systems at all times. This requirement is applicable to the 220 MHz licenses which the Company seeks to manage or acquire. A licensee's failure to maintain control can result in an FCC investigation or hearing, imposition of monetary forfeitures, or revocation of a license. Pursuant to certain guidelines, the FCC will review the specific facts of a particular situation on a case-by-case basis to determine if a licensee has given control to a manager, either under the terms of the agreement or as a result of the course of dealing between the licensee and the manager. No assurances can be given that the Company's management agreements or course of conduct in acquiring rights to or managing the 220 MHz systems will be found to comply with such FCC requirements. No assurance can be given that the Company's Management Agreements or course of conduct in acquiring rights to or managing the 220 MHz systems will be found to comply with such FCC requirements.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   CASH FLOW STATEMENT

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    The following summarizes the supplemental disclosure of non-cash investing and financing activities:

    On September 23, 1994, the Company exchanged 6,000,000 shares of Company Common Stock for 100 percent of the common stock of Simrom, Inc. in the Merger which was accounted for as a reverse merger (See Item 1. Footnote 1 -- "Presentation."). Accordingly, the assets and liabilities of INTEK at September 23, 1994 are assumed to have been acquired by RoameR One.

    On November 22, 1994, the Company issued 100,000 shares of Company
Common Stock in exchange for certain management services valued at $425,000 (equating to $4.25 per share), which was the approximate fair market value of Company Common Stock at the date of issuance.

    In November, 1994, the Company obtained a $2,500,000 loan ("Quest Loan") from Quest Capital Corporation ("Quest"), formerly known as Noramco Mining Corporation, to fund the initial costs of implementing RoameR One's construction program. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares (at a value of $4.75 per share) of Company Common Stock to Quest as payment in full of the principal then due.

    During 1995, the Company exchanged 162,000 shares of Company Common Stock for certain loan extension fees valued at $635,000 (equating to $3.92 per share) and 937,042 shares of Company Common Stock for equipment purchased from Linear Modulation Technology Limited ("LMT"), a wholly owned indirect subsidiary of Securicor plc, valued at $4,000,000 (equating to $4.27 per share). The values attributed to such Company Common Stock were the approximate fair market values of Company Common Stock on the dates of issuance.

    On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture (the "Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). INTEK also issued 50,000 shares of Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services and an agency fee of $25,000 was paid to Octagon Capital Canada Corporation. See Item 2 "Management's Discussion and
Analysis of Financial Condition and Results of Operations For the Six Month Period Ended June 30, 1995 and For the Six Month Period Ended June 30, 1996
- -- Liquidity and Capital Resources."

    b.   REVENUE RECOGNITION

    Revenue is recognized for sales of equipment when delivered. Subscriber revenue derived from Category I and Category II Agreements is recognized at the time subscribers are billed as a percentage of subscriber billings per the terms of the management agreements. Management fees related to Category III Agreements are recognized at the time subscribers are billed based upon a percentage of subscriber revenues pursuant to the terms of the management agreements.

    c.   CONCENTRATIONS OF RISK

    Accounts receivable are unsecured and the Company is at risk to the extent such accounts become uncollectible. As of June 30, 1996, one customer, Voice Data Communications ("VDC") comprised 70% of the Company's accounts receivable.

    The Company's equipment sales are to customers located primarily in the U.S. During the six months ended June 30, 1996, the Company had sales to one customer (VDC) which represented approximately 99% of sales. During the six months ended June 30, 1995, the same customer represented 89% of sales.

    The Company purchases a significant portion of its equipment from Securicor Radiocoms Limited, a corporation formed under the laws of England and Wales, and a wholly owned subsidiary of Securicor Communications. If this supplier was not available, there could be a material adverse effect on the Company's financial position and results of operations. See Item 1. Footnote 14 -- "Proposed Transaction."

(4) INVENTORIES

    Inventories at June 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                               1996           1995
                                         ----------       --------
Site installations                       $    2,442       $    549
Mobile radios                                   550            699
                                         ----------       --------
                                         $    2,992       $  1,248
                                         ----------       --------
                                         ----------       --------

(5) PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 1996 and December 31, 1995 consists of the following (in thousands):

                                               1996           1995
                                         ----------       --------
Site equipment                           $    7,560       $  7,283
Furniture and fixtures                           73             73
Computers                                       227            179
                                         ----------       --------
Total property and equipment, at cost         7,860          7,535
  Less accumulated depreciation                 (63)           (37)
                                         ----------       --------
Net property and equipment               $    7,797       $  7,498
                                         ----------       --------
                                         ----------       --------


(6) DIRECTOR COMPENSATION

    Members of the Board of Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director. For the six months ended June 30, 1996, the Company paid Directors fees of $15,500 that were accrued as of December 31, 1995. The Company has also paid $39,000 for 1996 annual fees plus meetings and has accrued $12,000 for unpaid directors fees.

(7) STOCK OPTION PLAN

A summary of the Company's Stock Option Plans as of June 30, 1996 is as follows:

                                                          OPTION PRICE
1988 Plan                                     SHARES         PER SHARE
- ---------                                   --------      ------------
  Shares granted:
    January 1, 1987                          155,000           $ 1.750
  Shares terminated                          (97,500)            1.750
  Shares exercised in 1995                   (57,500)
                                            ---------
  Shares under option                              0
                                            ---------
1994 Stock Option Plan
- ----------------------
  Shares granted:
    September 23, 1994                        50,000           $ 2.750
    September 23, 1994                       330,000             3.750
    December 20, 1995                         72,000             5.875
  Shares exercised in 1995                   (40,000)
  Shares exercised in 1996                  (162,000)
                                            ---------
  Shares under option                        250,000
                                            ---------
1994 Directors' Stock Option Plan
- ---------------------------------
  Shares granted:
    September 23, 1994                       120,000           $  3.75
  Shares exercised in 1996                   (55,000)
                                            ---------
  Shares under option                         65,000
                                            ---------

Total shares under option                    315,000
                                            ---------
                                            ---------

As of June 30, 1996, options available for future grant were as follows:

  1988 Plan                                  442,500
  1994 Stock Option Plan                     148,000
  1994 Directors Plan                        180,000
                                            ---------
                                             770,500
                                            ---------
                                            ---------


(8) DIRECTORS AND OFFICERS OF INTEK--Certain Relationships and Related Transactions

    Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc., made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the six months ended June 30, 1996 and 1995, the Company paid management fees of $16,667 and $50,000 respectively to Peter Paul Corporation, Inc.

    In November 1994, the Company borrowed $2,500,000 bearing 12% interest from Quest. The Quest Loan was secured by a first mortgage on the land and building owned by Olympic Plastics (the "Property") and a guaranty by SCL. Quest was issued a total of 262,000 shares of Company Common Stock as a loan commitment fee and compensation for two extensions of the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued an additional 336,842 shares of Company Common Stock to Quest as payment in full of the principal then due.

    Pursuant to an oral consulting agreement between Roamer One Holdings, Inc. ("Roamer One Holdings") and the Company, the Company paid $10,000 per month to Roamer One Holdings and Roamer One Holdings made available the services of Nicholas Wilson, Chairman of the Board of the Company, to the Company. Roamer One Holdings is a major stockholder of the Company. This arrangement was terminated on June 30, 1995. The Company entered into a Consulting Agreement with Mr. Wilson on July 1, 1995. The consulting period is 3 years commencing on July 1, 1995 and terminating June 30, 1998. Total annual compensation is $120,000, paid in monthly installments of $10,000. Mr. Wilson is not entitled to participate in any retirement, bonus, insurance or other employee benefit plan maintained by the Company for the benefit of its employees. For each of the six months ended June 30, 1996 and 1995, the Company incurred and paid $60,000 to Mr. Wilson pursuant to this agreement. In addition, the Company paid $30,000 to Mr. Wilson that had been accrued as of December 31, 1994.

    Pursuant to an oral management agreement between Simmonds Capital Limited ("SCL") and the Company, the Company pays SCL $10,000 per month and SCL makes available the services of John Simmonds, Chairman of the Board of the Company, Harry Dunstan, President of the Company, and Peter Heinke, Chief Financial Officer of the Company, to the Company. SCL is a major stockholder of the Company. For each of the six months ended June 30, 1996 and 1995, the Company incurred and paid $60,000 to SCL pursuant to this agreement. The Company is also reimbursing SCL for the services of Mr. Heinke and Mr. Chris Green, an SCL employee, related to the Proposed Transaction (see Item 1. Footnote 14 -- "Proposed Transaction") at the hourly rate of $75.00. These services were not contemplated in the original management agreement. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994.

    Pursuant to an oral consulting agreement between Simmonds Mercantile and Management Inc. ("SMM"), a company controlled by SCL, the Company pays SMM $8,000 per month for consulting services. For the six months ended June 30, 1996, the Company incurred and paid $48,000 to SMM. The Company did not pay SMM any fees for the six months ended June 30, 1995.

    On April 18, 1995, RoameR One entered into a Memorandum of Understanding with Midland International Corporation ("MIC"), a Delaware corporation and a wholly owned subsidiary of SCL, Inc., a Delaware corporation, and a wholly owned subsidiary of SCL. The Memorandum of Understanding granted MIC exclusive sales and distribution rights for all RoameR One private branded 220 MHz radio product in the U.S. MIC will be paid a commission on sales of such radios.

    Pursuant to a Financing Agreement and related agreements between the Company, RoameR One, SCL and Securicor LMT ("LMT"), an affiliate of Securicor International Limited, a stockholder of the Company, LMT delivered in 1995 approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company Common Stock to Securicor International Limited. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The Financing Agreement calls for RoameR One to purchase approximately $7.9 Million of equipment. As of June 30, 1996, RoameR One had purchased $7.0 million. On May 7, 1996, the Company wired approximately $2 million to LMT for purchases of additional repeater systems for installation prior to August 15, 1996 and for mobile radios to be used on the systems.

    The Company and SCL have an arrangement whereby RoameR One purchases equipment and installation services from SCL. During the six months ended June 30, 1996, RoameR One purchased $554,000 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $2,422,000. RoameR One made payments to SCL totaling $2,913,000 leaving a balance of $63,000 as of June 30, 1996.

    Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors and is the Secretary. Mr. Wasserman receives $1,000 a month as compensation for his services as the Secretary of the Company. The law firm received fees of $136,000 during the first six months of 1996 and $43,000 during the first six months of 1995 from INTEK.

    On February 29, 1996, the Company borrowed $2.5 million through the issuance of the Debenture to MeesPierson. The Debenture is due on August 31, 1996 and bears interest at a rate based on the Bank of America Prime Rate. The loan is secured by a perfected lien on the Property and the equipment related to 15 Category I licenses and an unperfected lien on all of the assets of the Company. A closing fee was paid to MeesPierson of 50,000 shares of the Company Common Stock and an agency fee of $25,000 cash was paid to Octagon Capital Canada Corporation. At June 30, 1996, Octagon Investments, Ltd., an affiliate of Octagon Capital Canada Corporation, beneficially owned 6.2% of Company Common Stock. MeesPierson has made a written offer to extend the maturity date of the Debenture to October 31, 1996 upon payment of 25,000 shares of Company Common Stock to MeesPierson and 5,000 shares to Octagon Capital Canada Corporation. Under the terms of the written offer, 10,000 shares would be rebated to the Company if the Debenture is paid by September 14, 1996. The Company has not yet accepted this offer which expires August 26, 1996. Such offer is contingent upon the Company being able to issue such shares of Company Common Stock to Octagon Capital Canada Corporation pursuant to Regulation S under the Securities Act. No assurance can be made that the Company will be able to satisfy this condition precedent. Final documentation reflecting such written offer will be prepared if the Company accepts such offer. If the Company defaults on the payment of the Debenture, MeesPierson could commence foreclosure proceedings under its security agreements on its collateral, including the Property and the equipment on 15 Category I licenses. See Item 2. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations for the

Six Month Period Ended June 30, 1995 and for the Six Month Period Ended June 30, 1996 -- Liquidity and Capital Resources."

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

(9) INVESTMENT IN JOINT VENTURE

    In May 1995, INTEK contributed $125,000 for a one-third ownership interest Brook SIG Corp. which was subsequently acquired in a stock transaction by Ventel, Inc., a publicly traded company in Canada. Ventel is in the business of providing financing to various 220 MHz SMR management companies in the U.S. SCL was also a one-third owner of Brook SIG Corp. and is an investor in Ventel. INTEK and SCL entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. Messrs. Wilson and Simmonds, directors of the Company, are directors of Ventel and Mr. Simmonds is President of Ventel. To date, INTEK has received 2,666,667 shares of the common stock of Ventel which represents 9.3 % of the outstanding shares at June 30, 1996. Of these shares, 80% or 2,133,334 are held in escrow and will be automatically released from escrow at the rate of one-third on September 20, 1996, one-third on September 20, 1997 and the balance on September 20, 1998. The receipt of shares of common stock of Ventel has not been accounted for in these financial statements due to the market volatility and the lack of historical operating results which make it impractical to value accurately the stock at this time.

(10)     COMMITMENTS

    As of June 30, 1996, RoameR One had negotiated 175 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220 MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of June 30, 1996, RoameR One has entered into 74 site leases relating to Category I Licensees; 29 site leases relating to Category II Licensees; and arranged for its Category III licensees to enter into 72 site leases. As of June 30, 1996, RoameR One had paid $782,000, before reimbursements, in site lease fees pertaining to 1996. As of June 31, 1996, total future minimum lease payments for the Category I and Category II site leases, which are contractual obligations of RoameR One, are as follows:

             1996                      $448,869
             1997                       842,238
             1998                       754,473
             1999                       711,916
             2000                       352,078
             Thereafter                       -
                                     ----------
                                     $3,109,574
                                     ----------
                                     ----------


(11)     MAJOR CUSTOMERS

    RoameR One has commenced construction and management of 220 MHz SMR systems pursuant to management agreements. Of these management agreements, 257 obligate the licensee to provide the funds for system construction and operating costs. During the six month period ended 1996 and 1995, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. As of June 30, 1996, a total of 66 systems have been constructed for one customer, VDC. During the first six months of 1996, a total of 6 systems have been delivered and invoiced to VDC at a gross profit of $31,630.

(12)     ASSETS HELD FOR SALE

    As of June 30, 1995, the Company completed four sales totaling $4,022,407 for equipment and inventory owned by Olympic Plastics. The Company received cash of $3,576,235 and notes in the original aggregate principal amount of $446,172 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998.
As of June 30, 1996, $140,753 remains outstanding on one remaining note.

    On March 22, 1996, the Company executed a Purchase Agreement and escrow was opened for sale of the land and building owned by Olympic Plastics (the "Property"). The sale price is $2,200,000. The Property has a book value of $1,555,000. The Property is encumbered by a deed of trust in favor of MeesPierson in the amount of $2,500,000. Escrow is scheduled to close on or before September 30, 1996, subject to the buyer's ability to obtain financing which is conditioned upon the delivery of a satisfactory environmental report. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Month Period Ended June 30, 1996 and for the Six Month Period Ended June 30, 1995 -- Liquidity and Capital Resources."

(13)     SALE OF SECURITIES

    On December 4, 1995, the Company sold 170,000 shares of Company Common Stock together with a warrant under Regulation S of the Securities Act. The sale generated $1,020,000. The warrant was exercised on February 29, 1996 for 36,645 shares at a price of $0.01 per share.

    On January 12, 1996, the Company sold 201,000 shares of Company Common Stock under Regulation S of the Securities Act. The sale generated $849,342.

    On February 29, 1996, the Company borrowed $2.5 million through the issuance of the Debenture to MeesPierson. See Item 2. Footnote 8 -- "Directors and Officers of INTEK -- Certain Relationships and Related Transactions."

    On April 26, 1996, the Company sold a series of 6.5% Notes (with attached warrants) (the "Notes") to qualified off-shore purchasers through Global Emerging Markets/Northeast Securities, Inc. ("GEM") pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokerage commissions, were $4,750,000. The Notes mature on April 25, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the Notes will be converted into shares of Company Common Stock) become exercisable by the holders on July 26, 1996. The Company has the right, which may be exercised in whole or in part on or after April 26, 1997, to require the holders to exercise the warrants. The warrants are exercisable at discounts (ranging from 0% to 25%) from the market price of Company Common Stock on the exercise date. On July 26, 1996, one holder partially exercised a warrant to convert $100,000 of principal under the Notes into Company Common Stock at a discount of 17% below market price for Company Common Stock. The Company issued 25,316 shares of Company Common Stock to such holder.

(14)     PROPOSED TRANSACTION

    On June 18, 1996, INTEK, SCL and Securicor Communications Limited ("Securicor Communications"), a subsidiary of Securicor plc, executed definitive agreements to combine certain of their respective wireless communication businesses and related technology (the "Proposed Transaction"). The Proposed Transaction will combine INTEK's RoameR One air time services business with the U.S. land mobile radio business ("U.S. LMR Distribution Business") of MIC, a wholly-owned subsidiary of SCL, and the narrowband wireless technology and manufacturing operations of Securicor Radiocoms Limited ("SRL"), a wholly-owned subsidiary of Securicor Communications. If the Proposed Transaction is consummated, INTEK will become an integrated wireless company providing air time services and product distribution and manufacturing for the Land Mobile Radio market. The Proposed Transaction is subject to customary closing conditions, including the receipt of regulatory and third party approvals and consents and the approval of INTEK's stockholders. The parties expect the Proposed Transaction to close during the fourth quarter of 1996.

    Under the terms of the Proposed Transaction, INTEK will acquire the U.S. LMR Distribution Business in exchange for approximately 2,500,000 shares of Company Common Stock and will acquire all of the shares of SRL in exchange for 25,000,000 shares of Company Common Stock. The U.S. LMR Distribution Business includes a license to use the "Midland" trademark in connection with the sale and distribution of hand mobile radio products (other than consumer products) in the U.S. The Company also will purchase certain assets and assume certain liabilities from MIC relating to MIC's business. SRL includes the Linear Modulation radio technology, a manufacturing facility in Bath, England, a network of wireless dealers and resellers in the United Kingdom, a SMR network in England, a wireless systems integration business, and all of Securicor's convertible preferred shares in E.F. Johnson, a manufacturer of wireless communications equipment located in Waseca, Minnesota. Securicor Communications also will provide a $15 million subordinated line of credit to the Company upon the consummation of the Proposed Transaction. Since the $15 million line is subordinated and unsecured, the combined companies may have the ability to obtain financing with asset based lenders against the unencumbered receivables, inventories and fixed assets of the businesses. However, while this possibility exists, there can be no assurances that financing against these assets will be obtained.

    If the Proposed Transaction is not consummated, the Company will need to raise additional capital to continue to fund operating expenses until such time as it is generating cash from its operations. No assurance can be made that such efforts to raise capital would be successful.

(15)     ADVANCES FOR MOBILE EQUIPMENT INVENTORY

    In anticipation of the Proposed Transaction, INTEK formed a wholly-owned subsidiary, Midland USA, Inc. ("Midland USA"). To ensure that the Company, upon the consummation of the Proposed Transaction, had product to sell in the U.S. LMR Distribution Business, Midland USA wired money deposits and posted letters of credit in the aggregate amount of $1,796,000 to key vendors of MIC to ensure future product purchases of mobile equipment which as a general rule have order lead times of several months. This advance is for specific inventory subject to future delivery to the custody of INTEK.

    INTEK expects to refinance this advance with funds available under the $15 million subordinated line of credit agreement discussed in Note 14. The availability of funds under this line of credit is contingent upon the consummation of the Proposed Transaction. There can be no assurance that this Proposed Transaction will be completed or that the funds will be available to refinance the advance.

    In the event that the Proposed Transaction (or a component of the Proposed Transaction) is not consummated or is not consummated prior to the time such product (i.e., product for which Midland USA has placed deposits or has paid) is delivered and INTEK is unable to direct MIC's vendors to ship the product to INTEK's storage facilities to ensure that INTEK's interest in such product is protected from claims by MIC's secured and unsecured creditors, INTEK will be required to seek reimbursement from MIC. No assurance can be made that the Company will be successful in collecting such amounts from MIC, in convincing MIC's vendors to ship such product to the Company or in protecting such product from claims by MIC's secured and unsecured creditors. While SCL has indemnified the Company against all costs relating to such expenditures, no assurance can be made that the Company will be successful in collecting such amounts from SCL or that SCL has the ability to fund such amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the six months ended June 30, 1996 and as compared with the same period in 1995 as indicated in the Company's consolidated financial statements.

1996 RESULTS OF OPERATIONS

         NET SALES. As of June 30, 1996, the Company completed construction of 100 systems subject to Option Agreements, 38 systems subject to management agreements and 28 systems pursuant to a supply agreement for a total of 166 systems. This is an increase of 94 systems over 72 systems constructed as of June 30, 1995. During the six months ended June 30, 1996, billings to licensees for site equipment, construction and installation resulted in equipment sales of $388,000 and sales of mobile radios to distributors of $156,000 for a total of $544,000. Site equipment sales for the six months ended June 30, 1995 were $1,520,000 and there were no sales of mobile radios. Systems that have been completed are being used for testing of the Company's billing system software, signal coverage, and system performance. Limited subscriber loading began in selected markets during the first quarter of 1996 to test the system. As a result of the testing, certain problems were identified such as white noise and interference from other radio transmissions. A solution to these problems appears to have been developed and RoameR One is currently retrofitting its repeater sites so that such sites can operate in a commercially viable fashion. No significant revenues are expected to be generated from the operation of these systems prior to the fourth quarter of 1996.

         COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 108.6% for the first half of 1996. Since the Company elected to standardize on Securicor repeater equipment, it had incompatible equipment from other vendors in inventory. During the first half of 1996, some equipment was sold to third parties at a loss of $110,000. Excluding the loss from this disposal, the cost of sales was 88.4%, which was an improvement over 92.0% for the first half of 1995.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first half of 1996, site expenses were $606,000, up from $199,000 in 1995. The increased expenses were required to support the additional 94 systems that were constructed after June 30, 1995.

         SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the first half of 1996 were $207,000, an increase of $193,000 over the same period last year due to the creation of a sales organization and the addition of sales staff.

         ENGINEERING EXPENSES. Engineering expenses are primarily consulting fees, travel and equipment rental required to optimize and support the repeater sites. The engineering expenses for the first half of 1996 were $33,000. No expenses were incurred in this category in 1995 as all engineering functions were performed by SCL.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, merger expenses, consulting and management fees, legal and audit costs to support the management of the systems, together with the efforts to raise capital. These expenses were $1,463,000 during the first six months of 1996, an increase of $81,000 compared to the first half of 1995. The increase was due to the legal and audit costs relating to the Proposed Transaction and the previously announced but terminated transaction with SCL.

         OPERATING PROFIT (LOSS). For the six months ended June 30, 1996, the operating loss was $2,356,000, up from $1,474,000 for the same period in 1995. This was due to the cost of the infrastructure to manage the licenses and sell services to subscribers and the costs of preparing for the Proposed Transaction.

         GAIN ON SALE OF ASSETS HELD FOR SALE. During the six months ended June 30, 1996, the Company incurred a cost of $158,000 to upgrade the Property in preparation for its sale. During the six months ended June 30, 1995, the Company realized a gain of $1,152,000 from the sale of the productive equipment and remaining inventory of Olympic Plastics.

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $117,000 for the first half of 1996, up from $114,000 during the first half of 1995. 1996 interest expense was accrued on the Debenture and the Notes. 1995 interest expense related primarily to the Quest Loan.

         NET LOSS. The net loss was $2,952,000 for the first half of 1996, compared to a loss of $963,000 for the same period in 1995. Excluding the gain on sale of assets of $1,152,000, the loss for 1995 would have been $2,115,000.

1995 RESULTS OF OPERATIONS

         NET SALES. As of June 30, 1995, the Company completed construction of 72 systems pursuant to its management agreements. During the six months ended June 30, 1995, billing to licensees for site equipment, construction and installation resulted in equipment sales of $1,520,000.

         COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 92.0% in 1995.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first half of 1995, site expenses were $199,000.

         SELLING EXPENSES. Selling expenses of $14,000 for the first half of 1995 were for advertising and promotion.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses. General administrative expenses for the first half of 1995 were $1,382,000.

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $114,000 in 1995.

         OPERATING PROFIT (LOSS). THE OPERATING loss in 1995 was $963,000. Excluding the gain on sale of assets of $1,152,000 the loss for 1995 would have been $2,115,000

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash historically since the Merger has been selling shares of Company Common Stock, borrowing against the Company's assets, selling the assets relating to the Plastics Business and obtaining vendor financing. In the first half of 1996, the Company used $6,214,000 in cash for operating activities to pay employees, vendors, site expenses and $326,000 for capital expenditures. Through its financing activities, the Company raised approximately $10,056,000 in gross proceeds from which $2,419,000 was used to repay related party borrowings. Cash for the six months increased $104,000 over the year-end balance. During the second quarter, INTEK arranged through Midland USA to wire cash deposits and post letters of credit in the aggregate amount of $1,796,000 to key vendors of Midland to ensure future product purchase orders. See Item 1. Footnote 15 "Midland USA, Inc." Also, during the second quarter, the Company paid
$2,051,000 to LMT for equipment that has been ordered and assembled, but not installed, as of June 30, pursuant to the Financing Agreement with LMT related to the buildout of RoameR One 220 MHz SMR systems. See Item 1. Footnote 8 "Directors and Officers of INTEK--Certain Relationships and Related Transactions" and Footnote 13 -- "Sale of Securities."

         The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. In addition, Midland USA has made expenditures in the amounts of $1,796,000 for future product purchases of mobile equipment (see Item 1, Footnote 15 -- "Midland USA"). Further, on August 31, 1996 (or October 31, 1996 if INTEK accepts the written offer to extend the term of the Debenture by MeesPierson) the Debenture is due. As a result, the Company is facing a serious cash flow problem. The Company is pursuing other lending sources and a sale of uninstalled equipment systems to remedy its cash flow needs. Significant amounts of capital will be required to complete the build-out of the 220 MHz SMR systems and to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis. No assurance can be made that such capital will be raised. The requirement for future working capital will be driven and be highly dependent on the rate of loading subscribers (with mobile radios) onto the RoameR 220 MHz SMR systems. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company. No assurance can be made that the Company will be successful in raising such additional amounts of capital.

         BORROWINGS. On February 29, 1996, the Company raised $2,500,000 through the issuance of a Debenture to MeesPierson. See Item 1. Footnote 8
- -- "Directors and Officers of INTEK -- Certain Relationships and Related Transactions."

         On April 26, 1996, the Company sold a series of 6.5% Notes (with attached warrants). See Item I. Footnote 13 -- "Sale of Securities."

         SALES OF ASSETS.  The Company is pursuing the sale of the Property.
See Item I. Footnote 12 -- "Assets Held for Sale." If the Company is successful in selling the Property (which Property is encumbered by a lien in favor of MeesPierson in the amount of $2,500,000), the Debenture to MeesPierson will be repaid, in part, with all the proceeds of such sale. The Company will have to fund any shortfall with working capital. If the Company is not successful in selling the Property, the Company will have to seek other sources of capital to repay MeesPierson. See Item 1. Footnote 8 -- "Directors and Officers of INTEK
- -- Certain Relationships and Related Transactions." No assurance can be made that the Property will be sold or that the Company will be able to raise additional sources of capital to pay the Debenture when it becomes due.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.  None

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.



a.    Exhibits.  None

b.    Reports on Form 8-K

    The Registrant filed a report on Form 8-K on May 9, 1996, announcing the sale of Notes (with attached warrants) to six purchasers at an aggregate purchase price of $4,750,000 net to INTEK. The report was filed pursuant to
Item 5 of Form 8-K.

    The Registrant filed a report on Form 8-K on June 18, 1996, announcing the execution of two definitive agreements relating to the Proposed Transaction. The report was filed pursuant to Item 5 of Form 8-K.

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)


                                    June 30, 1996


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:   August 14, 1996


INTEK DIVERSIFIED CORPORATION




By: /s/ Peter A. Heinke
    ---------------------------------------
    Peter A. Heinke
    Chief Financial Officer
    (Duly Authorized Officer and
    Principal Financial and Chief
    Accounting Officer)