Form 10-Q
period 1996-09-30
INTEK DIVERSIFIED CORP
filed 1996-11-14
CIK 50977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1996

                                          OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

    The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of November 14, 1996, is 14,862,400 shares.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INTEK DIVERSIFIED CORPORATION
  (Midland USA, Inc. included from August 1, 1996 through September 30, 1996)
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Thousands, except share and per share amounts)

     For the three and nine month periods ended September 30, 1996 and 1995

                              Three Months Ended            Nine Months Ended
                              September 30                  September 30
                              -------------------------------------------------------
                                  1996           1995           1996          1995
                              -----------    -----------    -----------    ----------
Net sales                     $    1,915     $      806     $    2,459     $   2,326
Cost of goods sold                 1,400            682          1,991         2,081
                              ----------     ----------     ----------     ---------
Gross profit                         515            124            468           245

Operating expenses:
Site                                 138            199            744           398
Selling                              406            100            613           114
Engineering                          100              -            133             -
General administrative             1,379            643          2,416         2,025
Acquisition Expenses                 566            138            992           138
                              ----------     ----------     ----------     ---------
Operating loss                    (2,074)          (956)        (4,430)       (2,430)

Other income (expense):
(Loss) gain on sale of
assets held for sale                 (43)            43           (201)        1,195
Interest                            (233)           (56)          (350)         (170)
Financing costs                     (179)           (51)          (512)         (584)
Other                                  -             22             12            28
                              ----------     ----------     ----------     ---------
Net loss                      $   (2,529)    $     (998)    $   (5,481)    $  (1,961)
                              ==========     ==========     ==========     =========
Net loss per share            $     (.22)    $    (0.10)    $    (0.49)    $   (0.20)
                              ==========     ==========     ==========     =========
Weighted average number
    of shares outstanding     11,437,050     10,056,834     11,135,300     9,351,944
                              ==========     ==========     ==========     =========

  The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
         (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger) (Midland USA, Inc. included from August 1, 1996 through September 30, 1996)
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Thousands, except share and per share amounts)

   For the period from inception(February 4, 1994) through September 30, 1996

                            Inception
                            (February 4, 1994)
                            Through September 30, 1996
                            -------------------
Net sales                             $   6,335
Cost of goods sold                        5,537
                                      ---------
Gross profit                                798

Operating expenses:
    Site                                  1,299
    Selling                                 796
    Engineering                             133
    General administrative                5,961
    Acquisition Expenses                  1,169
                                      ---------

Operating loss                           (8,560)

Other income (expense):
    (Loss) gain on sale of
      assets held for sale                1,002
    Interest                               (600)
    Financing costs                      (1,147)
    Other                                    48
                                      ---------
Net loss                              $  (9,257)
                                      =========

Net loss per share                    $   (1.11)
                                      =========

Weighted average number
  of shares outstanding               8,325,792
                                      =========

  The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                    ASSETS
             September 30, 1996 (Unaudited) and December 31, 1995

                                                   UNAUDITED
                                                September 30   December 31
                                                        1996          1995
                                                    --------      --------
CURRENT ASSETS:
    Cash and cash equivalents                        $ 1,577       $   678
    Accounts receivable, net
      of allowance for
      doubtful accounts of $61
      in 1996 and $60 in 1995                          1,459         1,199
    Restricted cash                                      127             -
    Note receivable, current
      portion                                            136            54
    Inventories of equipment                           5,062         1,248
    Prepaid expenses and
      other current assets                             1,062            77
    Assets held for sale                               1,555         1,555
                                                     -------       -------
    Total current assets                              10,978         4,811
                                                     -------       -------

PROPERTY AND EQUIPMENT, AT COST                        9,019         7,535
Less-accumulated depreciation                            (89)          (37)
                                                     -------       -------
                                                       8,930         7,498
OTHER ASSETS:
    Note receivable                                       55           100
    Trademark and goodwill                            10,284             -
    Deferred financing costs                             215             -
    Investment in joint venture                          125           125
                                                     -------       -------
TOTAL ASSETS                                         $30,587       $12,534
                                                     =======       =======

The accompanying notes are an integral part of these consolidated balance sheets

                         INTEK DIVERSIFIED CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
             September 30, 1996 (Unaudited) and December 31, 1995

                                                   UNAUDITED
                                                 September 30  December 31
                                                         1996         1995
                                                     --------     --------
CURRENT LIABILITIES:
    Accounts payable                                 $   720       $   301
    Accrued liabilities                                1,432           870
    Related party payable                                 18         2,452
    Notes payable                                      7,310             -
    Letter of credit liability                            99             -
    Licensee deposits                                    285           344
                                                     -------       -------
         Total current liabilities                     9,864         3,967
                                                     -------       -------
NOTES PAYABLE                                          4,500             -
                                                     -------       -------
DEFERRED INCOME TAXES                                    633           633
                                                     -------       -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value
      Authorized - 20,000,000 shares
      Issued - 11,590,860 in 1996,
      11,086,215 in 1995                                 142           111
    Capital in excess of par value                    25,476        12,369
    Treasury stock, at cost-465,582
      shares in 1996 and 1995                           (770)         (770)
    Deficit accumulated during the
      development stage                               (9,258)       (3,776)
                                                     -------       -------
TOTAL SHAREHOLDERS' EQUITY                            15,590         7,934
                                                     -------       -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $30,587       $12,534
                                                     =======       =======

The accompanying notes are an integral part of these consolidated balance sheets

                         INTEK DIVERSIFIED CORPORATION
   (Midland USA, Inc. included from August 1, 1996 through September 30, 1996)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (Thousands)

    For the three and nine month periods ended September 30, 1996 and 1995

                                            Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                            -------------------   -------------------
                                                1996       1995       1996       1995
                                            --------   --------   --------   --------
Cash Flows From
Operating Activities:
Net loss                                    $(2,529)   $  (998)   $(5,481)   $(1,961)
                                            -------    -------    -------    -------
Adjustments to reconcile
net loss to net cash
used in operating activities:
  Amortization of financing costs               254         51        587        584
  Depreciation and amortization                 142         10        168         48
  Loss (gain) on sale of
    assets held for sale                          -        (43)         -     (1,195)
Changes in assets and
liabilities:
  Decrease (increase) in:
    Accounts receivable                      (1,005)      (196)      (260)       339
    Restricted cash                             839          -       (127)         -
    Notes receivable                             13         35        (38)        60
    Deposits                                      -       (147)         -       (147)
    Inventories                              (2,070)       776     (3,814)      (838)
    Advance for mobile equipment
      inventory                               1,796          -          -          -
    Prepaid expenses and
      other current assets                     (763)      (113)      (910)       275
  Increase (decrease) in:
    Accounts payable                            570         88        420       (271)
    Licensee deposits                           (81)        51        (59)       173
    Accrued liabilities                         809        858        560        396
    Deferred income taxes                         -        (90)         -        (90)
                                            -------    -------    -------    -------
Total Adjustments                               504      1,280     (3,473)      (666)
                                            -------    -------    -------    -------
Net cash used in operating
activities                                   (2,025)       282     (8,954)    (2,627)


Cash Flows From Investing
Activities:
  Capital expenditures                       (1,158)    (2,741)    (1,484)    (1,636)
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                                      -        483          -      3,856
  Investment in joint venture                     -        (11)         -       (136)
  Change in working capital
    of discontinued operations                    -       (698)         -       (509)
                                            -------    -------    -------    -------
Net cash provided by (used in)
investing activities                         (1,158)    (2,967)    (1,484)     1,575

Cash Flows From Financing
Activities:
  Issuance of common stock                        -        238      1,639        238
  Loan proceeds                               4,810          -     12,310          -
  Letter of credit liability                   (818)         -         99          -
  Principal payments
    on borrowings                                 -          -          -       (900)
  Deferred financing costs                        -          -       (277)         -
  Related party borrowings                      (14)     2,022     (2,434)       901
                                            -------    -------    -------    -------
  Net cash provided by
  financing activities                        3,978      2,260     11,337        239
                                            -------    -------    -------    -------
Net increase (decrease)
  in cash and cash equivalents                  795       (425)       899       (813)

Cash and cash equivalents
  at beginning of period                        782      1,169        678      1,557
Cash and equivalents
  acquired in reverse merger                      -          -          -          -
                                            -------    -------    -------    -------
Cash and cash equivalents
  at end of period                          $ 1,577    $   744    $ 1,577    $   744
                                            =======    =======    =======    =======
Supplemental disclosures of
  cash flow information:
     Cash paid for interest                 $   132    $    48    $   132    $   160
     Cash paid for income taxes             $     -    $     3    $     7    $     3
     Non-cash transactions (see Note 3a)

  The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
         (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger) (Midland USA, Inc. included from August 1, 1996 through September 30, 1996)
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (Thousands)

  For the period from inception (February 4, 1994) through September 30, 1996

                                         Inception
                                         (February 4, 1994)
                                         Through September 30, 1996
                                         -------------------
Cash Flows From
Operating Activities:
    Net loss                                       $ (9,258)
                                                   --------

Adjustments to reconcile
net loss to net cash
used in operating activities:
    Amortization of financing costs                   1,222
    Management fees                                     425
    Depreciation and amortization                       230
    Loss (gain) on sale of
         assets held for sale                        (1,203)
Changes in assets and
liabilities:
    Decrease (increase) in:
         Accounts receivable                           (751)
         Restricted cash                               (126)
         Notes receivable                                29
         Inventories                                 (5,062)
         Prepaid expenses and
              other current assets                     (870)
    Increase (decrease) in:
         Accounts payable                               355
         Licensee deposits                              285
         Accrued liabilities                          1,293
         Deferred income taxes                          (90)
                                                   --------
Total Adjustments                                    (4,263)
                                                   --------
Net cash used in operating
activities                                          (13,521)


Cash Flows From Investing
Activities:
    Capital expenditures                             (5,019)
    Equity acquired in reverse
         merger                                       3,228
    Net change in assets
         acquired in reverse merger                  (3,739)
    Proceeds, net of note receivable,
         from sale of assets held
         for sale                                     3,869
    Investment in joint venture                        (125)
    Change in working capital
         of discontinued operations                     (40)
                                                   --------
Net cash provided by (used in)
investing activities                                 (1,826)

Cash Flows From Financing
Activities:
    Issuance of common stock                          2,984
    Loan proceeds                                    14,810
    Letter of credit liability                           99
    Principal payments
         on borrowings                               (1,392)
    Deferred financing costs                           (278)
    Related party borrowings                             20
                                                   --------
    Net cash provided by
         financing activities                        16,243
                                                   --------
Net increase (decrease)
    in cash and cash equivalents                        896

Cash and cash equivalents
    at beginning of period                              427
Cash and equivalents
    acquired in reverse merger                          254
                                                   --------
Cash and cash equivalents
    at end of period                               $  1,577
                                                   ========
Supplemental disclosures of
    cash flow information:
         Cash paid for interest                    $    359
         Cash paid for income taxes                $     12
         Non-cash transactions (see Note 3a)

  The accompanying notes are an integral part of these consolidated statements

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1996

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

(2)  BUSINESS AND SIGNIFICANT ITEMS

     On May 2, 1996, INTEK Diversified Corporation ("INTEK" or the "Company") formed Midland USA, Inc.("MUSA"), a Delaware corporation and wholly-owned subsidiary of INTEK. On September 20, 1996, INTEK, through MUSA, acquired (the "Midland Transaction") from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio ("LMR") distribution business (the "U.S. LMR Distribution Business). The business consists of the import, distribution and value added resale of two-way radio products for the U.S. professional LMR market. LMR products are marketed for the commercial and professional LMR market in the U.S. by MUSA through a national network of over 220 two-way radio dealers as well as on a direct basis to larger accounts in the business and government sectors.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   CASH FLOW STATEMENT

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following summarizes the supplemental disclosure of non-cash investing and financing activities:

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture to Mees Pierson ICS Limited, a UK limited liability company ("Mees Pierson"). INTEK also issued 50,000 shares of Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to Mees Pierson as a closing fee for its investment banking services. The Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the Sale of the Property, INTEK paid to Mees Pierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to Mees Pierson pursuant to Regulation S under the Securities Act, and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee pursuant to Regulation S under the Securities Act. In exchange for an extension to extend the repayment date until January 31, 1997, INTEK will issue Mees Pierson 10,000 shares of Company Common Stock (pursuant to Regulation S under the Securities Act) and an additional 1,500 shares of Company Common Stock (pursuant to Regulation S under the Securities Act) for each business day after November 8, 1996 for which the Debenture and accrued interest remains outstanding. See Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Month Period Ended September 30, 1995 and For the Nine Month Period Ended September 30, 1996 -- Liquidity and Capital Resources.

     In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, as of November 5, 1996, holders of the Notes exercised warrants to convert $4,800,000 of the Notes into Company Common Stock at an average discount of 18% below market price.

     On November 1, 1996, the Company sold a series of 6.5% Notes, with attached warrants (the "New Notes") to two purchasers through Brown Simpson, LLC pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The New Notes mature on October 31, 1999 and bear interest at the rate of 6.5% annum. All accrued interest is due and payable at the time the New Notes mature upon the exercise of the warrants. The warrants (pursuant to which the principal amounts of the New Notes will be converted into shares of Company Common Stock) become exercisable by the holder on December 31, 1996. The Company has the right, which may be exercised in whole or in part on or after October 31, 1997, to require the holder to exercise the warrants. The principal amount of the New Notes will be reduced by an amount equal to the exercise price of the warrants multiplied by the number of shares of Company Common Stock issued pursuant thereto. The warrants are exercisable at discounts (ranging from 0%-29%) from the market price of the Company Common Stock on the exercise date.

     b.   REVENUE RECOGNITION

     For sales of mobile radio equipment, revenue is recognized when shipped. For sales of repeater site equipment, revenue is recognized when delivered. Subscriber revenue derived from Category I and Category II agreements is recognized at the time subscribers are billed as a percentage of subscriber billings per the terms of the management agreements. Management fees related to Category III agreements are recognized at the time subscribers are billed based upon a percentage of subscriber revenues per the terms of the management agreements.

     c.   CONCENTRATIONS OF RISK

     The Company purchases a significant portion of its repeater site equipment and mobile radios from Securicor Radiocoms Limited ("Radiocoms"), a wholly owned subsidiary of Securicor Communications Limited. MUSA purchases a significant portion of its mobile radios and accessories from Hitachi Denshi Limited. The Company believes that if either of these foreign suppliers were no longer available, such event could have a severe impact on INTEK's financial position or results of operations.

     d.   AMORTIZATION OF TRADEMARKS AND GOODWILL

     On September 20, 1996, the Company acquired various rights, permits and trademarks as part of the assets acquired from MIC. See Notes 2 and 9. These intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

(4)  INVENTORIES

     Inventories at September 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                            1996       1995
                                          ------     ------
Site equipment                            $1,842     $  549
Mobile radios                              3,220        699
                                          ------     ------
                                          $5,062     $1,248
                                          ======     ======

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1996 and December 31, 1995 consists of the following (in thousands):

                                                    1996      1995
                                                --------  --------
Site installations                                $8,326    $7,283
Production & test equipment                          186         -
Furniture and fixtures                               202        73
Computers                                            305       179
                                                  ------    ------
Total property and equipment, at cost              9,019     7,535
    Less accumulated depreciation                    (89)      (37)
                                                  ------    ------
Net property and equipment                        $8,930    $7,498
                                                  ======    ======

(6)  COMMITMENTS

     As of September 30, 1996, Roamer One had negotiated 176 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of September 30, 1996, Roamer One has entered into 74 site leases relating to Category I Licensees; 30 site leases relating to Category II Licensees; and arranged for its Category III licensees to enter into 72 site leases. As of September 30, 1996, Roamer One had paid $1,064,000, before reimbursements, in site lease fees pertaining to 1996. As of September 30, 1996, total future minimum lease payments for the Category I and Category II site leases, which are contractual obligations of Roamer One, together with building and auto leases, are as follows:

        1996                         326,735
        1997                         960,410
        1998                         815,534
        1999                         772,612
        2000                         367,252
        Thereafter                         -
                                  ----------
                                  $3,242,543
                                  ==========

(7)  ASSETS HELD FOR SALE

     The Company is pursuing the sale of the land and building owned by Olympic Plastics Company, Inc. ("Olympic"), a wholly owned subsidiary of INTEK (the "Property"). The Property has a net book value of $1,555,000. On March 22, 1996 the Company executed the Property Purchase Agreement for the sale of the Property at a sales price of $2,200,000 and escrow was opened. If the Company is successful in selling the Property (which Property is encumbered by a lien in favor of Mees Pierson in the amount of $2,500,000), the Debenture to Mees Pierson will be repaid, in part, with the proceeds of such sale. The Company will have to fund any shortfall with working capital or borrow additional funds. The Property Purchase Agreement contemplated a closing on the sale to occur on or before June 4, 1996. Because a number of conditions had not been satisfied, such as the buyer's obtaining financing, and delivery by the Company of a satisfactory environmental report to buyer's lender, the closing has been delayed. No assurance can be given that the conditions will be satisfied or that the Property will be sold or that proceeds from the sale will be timely or sufficient to repay Mees Pierson on or before January 31, 1997.

(8)  SALE OF SECURITIES

     On November 1, 1996, the Company sold the New Notes. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The New Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the New Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the New Notes will be converted into shares of Company Common Stock) become exercisable by the holder on December 31, 1996. The Company has the right, which may be exercised in whole or in part on or after October 31, 1997, to require the holder to exercise the warrants. The principal amount of the New Notes will be reduced by an amount equal to the exercise price of the warrants multiplied by the number of shares of Company Common Stock issued pursuant thereto. The warrants are exercisable at discounts (ranging from 0%-29%) from the market price of Company Common Stock on the exercise date.

(9)  PROPOSED COMBINATION

     On June 18, 1996, INTEK, SCL and Securicor Communications Limited ("Securicor Communications"), a subsidiary of Securicor plc, executed definitive agreements to combine certain of their respective wireless communication businesses and related technology. On September 20, 1996, the Company, through MUSA, acquired the U.S. LMR Distribution Business and Securicor Communications provided $4,274,775 of funding to MUSA under an interim loan. 2,350,000 shares Company Common Stock (out of 2,500,000 shares of the total stock consideration to be paid to MIC, subject to certain adjustments, were placed into escrow pending the consummation of the acquisition to acquire from Securicor Communications the common stock of Radiocoms (the "Securicor Transaction") or if Securicor Communications and INTEK, or their respective affiliates, enter into one or more transactions within six months of the termination of the Securicor Transaction, which in the aggregate, convey majority control of INTEK to Securicor Communications.

     If the Proposed Combination is consummated, INTEK will become an integrated wireless company providing air time services, product distribution and manufacturing for the LMR market. The Proposed Combination is subject to the satisfaction of a number of conditions including, without limitation, stockholder approval and regulatory approval. The Notice of Annual Meeting of Stockholders and the Proxy Statement for the December 3, 1996 meeting were mailed to stockholders on November 8, 1996.

(10) SUBSEQUENT EVENTS

     On November 1, 1996, INTEK entered into a Purchase and Sale Agreement with Krystal Systems, Inc. ("Krystal"), whereby (a) Krystal ordered 16 base station

220 MHz repeater assemblies (at a cost to Krystal of approximately $1 million) from Roamer One which were manufactured by Radiocoms, (b) Krystal agreed, at its sole expense, to engage Roamer One to build out 16 base stations and (c) INTEK agreed to purchase Krystal systems, subject to certain conditions (including, without limitation, completion of due diligence by INTEK, receipt of all necessary consents and approvals of government bodies and receipt by INTEK, on or before December 31, 1996, of $4,500,000 of proceeds from the sale of Company Common Stock) for a purchase price of $180,000 for each purchased Krystal system. Krystal has paid to INTEK $500,000 of the $1,002,000 owed for the 220 MHz repeater assemblies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the nine months ended September 30, 1996 and as compared with the same period in 1995 as indicated in the Company's consolidated financial statements.

     As described in Footnotes 2 and 9, on September 20, 1996, the Company, through MUSA, acquired the U.S. LMR Distribution Business. While the transaction was consummated on September 20, 1996, all rights to sales revenues and related costs, accounts receivable, and accounts payable were effectively transferred as of August 1, 1996. Consequently, the following Management Discussion and Analysis includes the results of the U.S. LMR Distribution Business from August 1, 1996 through September 30, 1996. No results of the U.S. LMR Distribution Business are included for the 1995 Results of Operations.

1996 RESULTS OF OPERATIONS

         NET SALES. As of September 30, 1996, the Company completed construction of 105 systems subject to Option Agreements, 48 systems subject to Management Agreements and 27 systems pursuant to a supply agreement for a total of 180 systems. This is an increase of 81 systems over the 99 systems that were constructed as of September 30, 1995. During the nine months ended September 30, 1996, billings to licensees for site equipment, construction and installation resulted in consolidated equipment sales of $707,000, sales of mobile radios of 1,690,000 and subscriber revenues of $5,000 and repair income of $57,000 for a total of $2,459,000. Site equipment sales for the nine months ended September 30, 1995 were $2,326,000 and there were no sales of mobile radios. Systems that have been completed are being used for testing of the Company's billing system software, signal coverage, and system performance. Limited subscriber loading began in selected markets during the first quarter of 1996 to test the system. As a result of the testing, certain problems were identified such as white noise and interference from other radio transmissions. A solution to these problems has been developed and Roamer One is currently retrofitting its repeater sites so that they can operate in a commercially viable fashion. No significant revenues have been generated from the operation of these systems to date. Subscriber loading is expected to commence during the fourth quarter of 1996.

         Included in 1996 revenues are mobile radio sales by MUSA of $1,513,000 for the two months ended September 30, 1996. These revenues represented an 11.8% improvement over the immediately preceding two-month period, reflecting the improvement in inventory availability.

         COST OF GOODS. Cost of goods sold for site equipment, construction and installation as a percentage of net equipment sales was 98.9% for the first nine months of 1996. While the Company has elected to standardize on Securicor repeater equipment, it had incompatible equipment from other vendors in inventory. During the nine months of 1996, this equipment was sold to third parties at a loss of $110,000. Excluding the loss from this disposal, the cost of sales was 83.4%, which was an improvement over 89.0% for the first nine months of 1995.

         For the period from August 1, 1996 to September 30, 1996, MUSA's cost of sales accounted for 73.2% of sales. This represented a combination of sales of inventory acquired from MIC that was priced at replacement cost value, and new product purchases from primary overseas vendors. Since much of the product is purchased in Japan, the steady trend of strengthening in the U.S. Dollar against the Japanese Yen has improved gross margins and lowered product costs.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first nine months of 1996, site expenses were $744,000, up from $398,000 in 1995. The increased expenses were required to support the additional 60 systems that were constructed after September 30, 1995.

         SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the nine months of 1996 were $613,000, an increase of $499,000 over the same period last year due to the creation of a Roamer One sales organization, a large advertising mailing and the inclusion of two months of selling expenses ($268,000) for MUSA.

         ENGINEERING EXPENSES. Engineering expenses are primarily consulting fees, travel and equipment rental required to optimize and support the repeater sites. The engineering expenses for the first nine months of 1996 were $133,000. No expenses were incurred in this category in 1995 as all engineering functions were performed by SCL.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses have historically been salaries, consulting and management fees, legal and audit costs to support the management of the systems, together with the efforts to raise capital. With the addition of MUSA, general administrative expenses for 1996 include two months of warehouse and distribution operations, amortization of $10.4 million value of trademark and goodwill, product warranty expenses, and service contracts. General and administrative expenses were

$2,416,000 during the first nine months of 1996, an increase of $391,000 compared to the first nine months of 1995. $645,000 is attributable to two months of operations for MUSA. The balance of general administrative expenses excluding those relating to MUSA decreased $254,000 for the first nine months of 1996 compared to the first nine months of 1995.

         ACQUISITION EXPENSES. Acquisition expenses are legal and accounting costs related to the proposed Securicor Transaction, the Midland Transaction and the previously announced but terminated transaction with SCL. The acquisition expenses for the nine month period ended September 30, 1996 were $992,000, an increase of $854,000 over the same period last year.

         OPERATING PROFIT (LOSS). For the nine months ended September 30, 1996, the operating loss was $4,430,000, up from $2,430,000 for the same period in 1995. This was due to the cost of the infrastructure to manage the licenses and sell services to subscribers, the addition of MUSA and the costs of preparing for the acquisition of the U.S. LMR Distribution Business and the Securicor Transaction.

         GAIN ON SALE OF ASSETS HELD FOR SALE. During the nine months ended September 30, 1996, the Company incurred a cost of $201,000 to clean up the Property and maintain it in preparation for its sale. During the nine months ended September 30, 1995, the Company realized a gain of $1,195,000 from the sale of the productive equipment and remaining inventory of Olympic.

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $350,000 for the first nine months of 1996, up from $114,000 during the first nine months of 1995. 1996 interest expense was accrued on the Debenture and the Notes. 1995 interest expense related primarily to the short-term promissory note from Quest Capital.

         NET LOSS. The net loss was $5,366,000 for the first nine months of 1996, compared to a loss of $1,961,000 for the same period in 1995. Excluding the gain on sale of assets of $1,152,000 the loss for 1995 would have been $3,156,000.

1995 RESULTS OF OPERATIONS

         NET SALES. As of September 30, 1995, the Company completed construction of 99 systems pursuant to its Management Agreements. During the nine months ended September 30, 1995, billing to licensees for site equipment, construction and installation resulted in equipment sales of $2,325,852,000.

         COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 89.5% in 1995.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first nine months of 1995, site expenses were $398,000.

         SELLING EXPENSES. Selling expenses of $114,000 for the first nine months of 1995 were for salaries, advertising and promotion.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit and merger expenses. General administrative expenses for the first nine months of 1995 were $2,163,000.

         INTEREST EXPENSE. Interest expense, included in other income (expense), was $584,000 in 1995.

         ACQUISITION EXPENSES. Acquisition expenses are legal and accounting costs related to the previously announced but terminated transaction with SCL. The acquisition expenses for the first nine months of 1995 were $138,000.

         OPERATING PROFIT (LOSS). THE OPERATING loss in 1995 was $1,961,000. Excluding the gain on sale of assets of $1,152,000 the loss for 1995 would have been $3,156,000

LIQUIDITY AND CAPITAL RESOURCES

         Since September, 1994, the Company's primary source of cash historically has been selling shares of Company Common Stock, borrowing against the Company's assets, selling the assets relating to the Plastics Business and obtaining vendor financing. In the first nine months of 1996, the Company used $9,105,000 in cash for operating activities to pay employees, vendors, site expenses, acquisition expenses and $1,485,000 for capital expenditures. The Company also invested $10,400,000 in patents and goodwill associated with the Company's acquisition of the U.S. LMR Distribution Business. Through its financing activities, the Company raised approximately $11,337,000 in gross proceeds from which $2,434,000 was used to repay related party borrowings. Cash for the nine months increased $899,000 over the year-end balance.

         In connection with the acquisition of the U.S. LMR Distribution Business, Securicor Communications agreed to extend to MUSA a line of credit for an amount up to $15 million. Upon with the consummation of the Midland Transaction, INTEK was paid $1,350,000 for certain of the product purchases through a drawdown on the Interim Loan and received the remainder of such advances for the product purchases on October 28, 1996 from available cash from MUSA. As security for the Interim Loan, MUSA has pledged all of its assets, and INTEK has pledged all its shares in MUSA, to Securicor Communications. In accordance with the terms of the Loan Agreement, MUSA may utilize the proceeds under the Interim Loan solely for the operation of the U.S. LMR Distribution Business. Interest on the advances under the Interim Loan accrues at the rate of eleven percent (11%) per annum. Under the terms of the Interim Loan and the Company Loan Assumption Agreement dated September 19, 1996 between INTEK, MUSA and Securicor Communications, INTEK has agreed to assume, upon the consummation of the Securicor Transaction, the obligations outstanding under the Interim Loan and such obligations shall become unsecured obligations outstanding under the Delayed Drawdown Senior Subordinated Loan. As of November 13, 1996, the amount outstanding under the Interim Loan was $5,149,375. In addition, letter of credit guaranties for three months of purchases have been provided in the amount of $4,892,554. While the guarantees are not loans and do not accrue interest, such guaranties do reduce the amount available under the Interim Loan.

     In the event the Securicor Transaction is not consummated, MIC has an option to acquire the U.S. LMR Distribution Business by acquiring stock of MUSA in exchange for payment of all obligations outstanding under the Interim Loan and 150,000 shares of Company Common Stock. The option may be exercised for a limited period of time. In the event such option is not exercised, MUSA may retain ownership of the U.S. LMR Distribution Business by the repayment of all obligations outstanding under the Interim Loan by the repayment date. In the event such repayment does not occur, Securicor Communications may foreclose on all of the assets of MUSA and the stock of MUSA held by INTEK. No assurance can be made that MUSA will have the funds necessary to make such repayment.

         On November 1, 1996, INTEK entered into the Krystal Agreement with Krystal, whereby (a) Krystal ordered 16 base station 220 MHz repeater assemblies (at a cost to Krystal of approximately $1 million) from Roamer One which were manufactured by Radiocoms, (b) Krystal agreed, at its sole expense, to engage Roamer One to build out 16 base stations and (c) INTEK agreed to purchase 25 constructed Krystal systems, subject to certain conditions (including, without limitation, completion of due diligence by INTEK, receipt of all necessary consents and approvals of government bodies and receipt by INTEK, on or before December 31, 1996, of $4,500,000 of proceeds from the sale of Company Common Stock) for a purchase price of $180,000 for each constructed Krystal system. Krystal has paid to INTEK $500,000 of the $1,002,000 owed for the 220 MHz repeater assemblies.

     The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. Additional capital will be required to complete the building out of the 220 MHz SMR Systems, to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis and to purchase 25 constructed Krystal systems. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220 MHz SMR Systems. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company. The Company may raise, in the near term, additional capital either through public offerings or a public offering of its securities. Although the Company has been contacted recently with respect to the potential purchase of Company Common Stock by new investors, no assurance can be made that the Company will be successful in raising such additional amounts of capital. In the Securicor Transaction is not consummated, INTEK may experience difficulty in raising additional amounts of capital.

    BORROWINGS. On February 29, 1996, the Company raised $2,500,000 through the issuance of a Debenture to Mees Pierson. The Debenture bears interest at a rate based on the Bank of America Prime Rate. The Debenture is secured by perfected liens on the Property and the equipment related to 15 Category I licenses and by unperfected liens on all assets of the Company (excluding the stock of MUSA and any assets of MUSA, including, without limitation, the U.S. LMR Distribution Business). Mees Pierson has agreed to extend the repayment date to January 31, 1997. In exchange for the extension, INTEK will issue 10,000 shares of Company Common Stock to Mees Pierson pursuant to Regulation S under the Securities Act. In addition, INTEK will issue to Mees Pierson 1,500 shares of Company Common Stock (pursuant to Regulation S under the Securities Act) for each business day after November 8, 1996 for which the

Debenture and any accrued interest remains outstanding.

     On April 26, 1996, the Company sold the Notes to purchasers through Global Emerging Markets/Northeast Securities, Inc. pursuant to Regulation S under the Securities Act. The Notes mature on April 25, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the Notes will be converted into shares of Company Common Stock) became exercisable by the holder on July 26, 1996. The Company has the right, which may be exercised in whole or in part on or after April 26, 1997 to require the holder to exercise the warrants. The warrants are exercisable at discounts (ranging from 0%-25%) from the market price of Company Common Stock on the exercise date. As of November 5, 1996, holders of the Notes exercised warrants to convert $4,800,000 of the Notes into Company Common Stock at an average discount of 18% below market price.

         On November 1, 1996, the Company sold a series of 6.5% Notes, with attached warrants (the "New Notes") to two purchasers through Brown Simpson, LLC pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The New Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the New Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the New Notes will be converted into shares of Company Common Stock) become exercisable by the holder on December 31, 1996. The Company has the right, which may be exercised in whole or in part on or after October 31, 1997, to require the holder to exercise the warrants. The warrants are exercisable at discounts (ranging from 0%-29%) from the market price of Company Common Stock on the exercise date.

     SALES OF ASSETS. The Company is pursuing the sale of the Property. The Property has a net book value of $1,555,000. On March 22, 1996 the Company executed the Property Purchase Agreement for the sale of the Property at a sales price of $2,200,000 and escrow was opened. If the Company is successful in selling the Property (which Property is encumbered by a lien in favor of Mees Pierson in the amount of $2,500,000), the Debenture to Mees Pierson will be repaid, in part, with the proceeds of such sale. The Company will have to fund any shortfall with working capital or borrow additional funds. The Property Purchase Agreement contemplated a closing on the sale to occur on or before June 4, 1996. Because a number of conditions had not been satisfied, such as the buyer's obtaining financing, and delivery by the Company of a satisfactory environmental report to buyer's lender, the closing has been delayed. No assurance can be given that the conditions will be satisfied or that the Property will be sold or that proceeds from the sale will be timely or sufficient to repay Mees Pierson on or before January 31, 1997.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

Item 2.  Changes In Securities.

     On September 20, 1996, INTEK acquired the U.S. LMR Distribution Business. The purchase price for the U.S. LMR Distribution Business included up to 2.5 million shares of Company Common Stock, cash consideration in the amount of $3,417,246 and the assumption of certain liabilities. At the closing of the Midland Transaction, MIC was entitled to receive, and promptly thereafter did receive, 150,000 shares of Company Common Stock. Shortly after the closing of the Midland Transaction, 2.35 million shares of Company Common Stock (the "Escrow Shares") were issued to the escrow agent pursuant to the Escrow Agreement among INTEK, MIC and the escrow agent. In the event the Securicor Transaction is consummated, or if Securicor Communications and INTEK, or their respective affiliates, enter into one or more transactions within six months of the termination of the Securicor Transaction, which, in the aggregate, convey majority control of INTEK to Securicor Communications, upon the closing of such transaction, MIC will be entitled to receive the Escrow Shares, subject to pricing adjustments of a maximum of (a) a reduction of up to 155,000 shares of Company Common Stock in the event that the U.S. LMR Distribution Business experiences losses between the period of August 1, 1996 and the date the Securicor Transaction is consummated, and (b) up to 500,000 shares which will remain in escrow after title and voting rights have been conveyed to MIC to indemnify the Company in the event that the Hitachi Supply Agreement is terminated prior to, or the benefits thereof are not otherwise provided to the Company through, May 12, 1997.

     The Company issued the shares of Company Common Stock in reliance upon
Section 4(2) of the Securities Act. No underwriter was utilized. MIC is an indirect subsidiary of SCL, a significant stockholder of INTEK. Certain officers and directors of SCL and MIC are officers and directors of INTEK. SCL is a public Ontario corporation. Thus, MIC had access to the same kind of information as that which would be included in a Registration Statement and is a sophisticated investor.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.

a.    Exhibits

b.    Reports on Form 8-K

     The Registrant filed a report on Form 8-K on September 20, 1996, announcing the consummation of the acquisition of the U.S. LMR Distribution Business of MIC, which consists of the sale and distribution of LMR products, including two-way radios, parts and accessories bearing the Midland Trademark and related contracts and goodwill of the business. The report was filed pursuant to Item 2 of Form 8-K.

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               September 30, 1996


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:   November 14, 1996


INTEK DIVERSIFIED CORPORATION


By:  /s/  Peter A. Heinke
    ---------------------------------------
    Peter A. Heinke
    Chief Financial Officer
    (Duly Authorized Officer and
    Principal Financial and Chief
    Accounting Officer)