Form 10-Q
period 1996-12-31
INTEK DIVERSIFIED CORP
filed 1997-02-14
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1996

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

                                   Yes  X    No
                                       ---      ---

     The number of shares outstanding of each of the issuer's classes of Common Stock, $0.01 par value, as of February 14, 1997, is 40,291,136 shares.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          INTEK DIVERSIFIED CORPORATION
        RADIOCOMS INCLUDED FROM OCTOBER 1, 1996 THROUGH DECEMBER 31, 1996 and OCTOBER 1, 1995 THROUGH DECEMBER 31, 1995 (PRE-REVERSE MERGER) AND
    INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996 THROUGH DECEMBER 31, 1996 (POST-REVERSE MERGER)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Thousands, except share and per share amounts)

          For the three month periods ended December 31, 1996 and 1995
                                             Three Months Ended
                                             December 30
                                             ------------------------
                                                  1996           1995
                                              --------       --------
                                                            (Pre-Reverse
                                                            Merger-See
                                                            Note 1)

Net sales                                    $    6,734     $    5,300
Cost of goods sold                                4,901          4,872
                                               --------       --------
Gross profit                                      1,833            428

Operating expenses:
Site                                                 84              -
Selling                                             536            556
Engineering                                         910            815
General administrative                            3,263          2,258
                                               --------       --------
Operating loss                                   (2,960)        (3,201)

Other income (expense):
(Loss) gain on sale of
assets held for sale                                756              -
Interest                                           (570)             -
Financing costs                                       -           (325)
                                               --------       --------
Loss before taxes                            $   (2,774)    $   (3,526)

Income tax benefit                                1,506          1,215
Translation gain                                     38             29
                                               --------       --------
Net Loss                                     $   (1,230)    $   (2,282)
                                               --------       --------
                                               --------       --------
Net loss per share                              $ (0.04)      $  (0.09)
                                               --------       --------
                                               --------       --------
Weighted average number
   of shares outstanding                     29,346,064     25,000,000
                                               --------       --------
                                               --------       --------

The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                                     ASSETS
              December 31, 1996 (Unaudited) and September 30, 1996
                                     UNAUDITED
                                   December 31 September 30
                                          1996         1996
                                      --------     --------
                                 (Post-Reverse (Pre-Reverse
                                    Merger-See   Merger-See
                                       Note 1)      Note 1)
CURRENT ASSETS:
  Cash and cash equivalents            $  1,589     $    417
  Accounts receivable, net
    of allowance for
    doubtful accounts of $140
    in December 1996 and $128
    in September 1996                     8,324        9,661
  Note receivable, current
    portion                                 158            -
  Inventories                            25,072       18,895
  Prepaid expenses and
    other current assets                  6,952        4,464
                                       --------     --------
  Total current assets                   42,095       33,437
                                       --------     --------

PROPERTY AND EQUIPMENT, AT COST          20,632        8,084
Less-accumulated depreciation            (4,136)      (3,541)
                                       --------     --------
                                         16,496        4,543

EQUIPMENT FOR RENTAL                      4,175        3,467
Less-accumulated depreciation            (1,774)      (1,371)
                                       --------     --------
                                          2,401        2,096

OTHER ASSETS:
  Note receivable                           479            -
  Investment in EF Johnson, at cost      10,177       10,177
  Trademark, Patents and goodwill        48,785            -
  Investment in joint venture               125            -
                                       --------     --------
TOTAL ASSETS                           $120,558     $ 50,253
                                       --------     --------
                                       --------     --------

The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
              December 31, 1996 (Unaudited) and September 30, 1996

                                    UNAUDITED
                                  December 31 September 30
                                         1996         1996
                                     --------     --------
                                (Post-Reverse (Pre-Reverse
                                   Merger-See   Merger-See
                                      Note 1)      Note 1)
CURRENT LIABILITIES:
  Accounts payable                    $  5,499     $  5,711
  Accrued liabilities                    6,311        1,576
  Deferred income                            -          760
  Related party payable                    176       29,345
  Notes payable                              -        1,313
  Licensee deposits                        209            -
                                      --------     --------
    Total current liabilities           12,195       38,705
                                      --------     --------
NOTES PAYABLE                           13,001       32,837
                                      --------     --------
PREFERRED STOCK OF SUBSIDIARY           20,000            -
                                      --------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 60,000,000 shares
    Issued - 39,808,810 in
    December 1996 and
    25,000,000 in September 1996           406          150
  Capital in excess of par value       100,881            -
  Treasury stock, at cost-465,582
    shares in 1996 and 1995               (770)           -
  Retained deficit                     (25,148)     (21,611)
  Currency translation adjustment           (7)         172
                                      --------     --------
TOTAL SHAREHOLDERS' EQUITY              75,362      (21,289)
                                      --------     --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $120,558     $ 50,253
                                      --------     --------
                                      --------     --------


The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
        RADIOCOMS INCLUDED FROM OCTOBER 1, 1996 THROUGH DECEMBER 31, 1996
                and OCTOBER 1, 1995 THROUGH DECEMBER 31, 1995 AND
    INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996 THROUGH
                     DECEMBER 31, 1996 (POST-REVERSE MERGER)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Thousands)

          For the three month periods ended December 31, 1996 and 1995

                                         Three Months Ended
                                         December 31
                                         ------------------
                                             1996      1995
                                         --------  --------
Cash Flows From
Operating Activities:
Net loss                                 $(1,230)    $(2,282)
                                         -------     -------

Adjustments to reconcile
net loss to net cash
used in operating activities:
  Depreciation and amortization              649          99
  Provision for doubtful accounts                         30
  Gain on sale of assets held
    for sale                                (756)          -
  Deferred taxes                            (633)          -
Changes in assets and
liabilities:
  Decrease (increase) in:
    Accounts receivable                    3,883       2,072
    Notes receivable                        (454)          -
    Inventories                             (413)     (2,301)
    Prepaid expenses and
      other current assets                (1,127)     (2,137)
  Increase (decrease) in:
    Accounts payable                      (1,341)     (2,720)
    Licensee deposits                        (50)          -
    Accrued liabilities                     (489)        190
    Related Party Payable                     12           -
    Deferred income                        1,354       2,448
    Taxes other than income taxes            247           -
                                         -------     -------
Total Adjustments                            882      (2,319)
                                         -------     -------
Net cash used in operating
activities                                  (348)     (4,601)

Cash Flows From Investing
Activities:
  Capital expenditures                    (1,971)         35
  Reverse merger costs capitalized           (43)          -
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                               2,200          11
  Cash acquired in reverse merger          1,572           -
                                         -------     -------
  Net cash provided by investing
  activities                               1,758          46

Cash Flows From Financing
Activities:
  Bank overdraft                          (1,383)          -
  Loan proceeds                            8,403       1,146
  Repayment on long and short
    term debt                             (7,258)          -
  Related party borrowings                     -       3,969
                                         -------     -------
  Net cash (used in) provided by
  financing activities                      (238)      5,115
                                         -------     -------

Effect of exchange rates on cash               -         (48)
                                         -------     -------
Net increase in cash and cash
  equivalents                              1,172         512

Cash and cash equivalents
  at beginning of period                     417         601
                                         -------     -------
Cash and cash equivalents
  at end of period                       $ 1,589     $ 1,113
                                         -------     -------
                                         -------     -------


Supplemental disclosures of
  cash flow information:
    Cash paid for interest               $   404     $   314
    Cash paid for income taxes           $     -     $     -
    Non-cash transactions (see Note 3b)


The accompanying notes are an integral part of these consolidated statements

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1996

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


(2) BUSINESS ACQUISITIONS AND SIGNIFICANT ITEMS

    On May 2, 1996, INTEK Diversified Corporation ("INTEK" or the "Company") formed Midland USA, Inc. ("MUSA"), a Delaware corporation and wholly-owned subsidiary of INTEK. On September 20, 1996, INTEK, through MUSA, acquired (the "Midland Transaction") from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio ("LMR") distribution business (the "U.S. LMR Distribution Business"). The business consists of the import, distribution and value added resale of two-way radio products for the U.S. professional LMR market. LMR products are marketed for the commercial and professional LMR market in the U.S. by MUSA through a national network of over 220 two-way radio dealers as well as on a direct basis to larger accounts in the business and government sectors. In connection with the Midland Transaction, Securicor Communications Limited, a corporation organized under the laws of England and Wales ("Securicor Communications"), which is a wholly owned subsidiary of Security Services plc, a corporation organized under the laws of England and Wales and an indirect wholly owned subsidiary of Securicor plc, a corporation organized under the laws of England and Wales, extended a limited use $15 million line of credit to MUSA to fund the operation of the U.S. LMR Distribution Business (the "MUSA Loan Agreement").

    On December 3, 1996, INTEK consummated the acquisition (the "Acquisition") of all the issued and outstanding common stock (the "Radiocoms Stock") of Securicor Radiocoms Limited, a wholly owned subsidiary of Securicor Communications ("Radiocoms"). Radiocoms designs, develops and manufactures distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology equipment. The purchase price for the Radiocoms Stock was 25,000,000 shares of INTEK's common stock, par value US$0.01 per share ("Company Common Stock"). The Acquisition was approved by the stockholders of INTEK at INTEK's 1996 Annual Meeting held on December 3, 1996 and consummated on the same date.

    The following proforma income statement information for INTEK is presented as though the reverse acquisition had occurred on October 1, 1995:

                                                      QUARTER ENDED
                                            Unaudited           Unaudited
                                        (in thousands,      (in thousands,
                                         except share        except share
                                             amounts)            amounts)
                                             12/31/96            12/31/95
                                             --------            --------
     Revenues                                  $7,543              $6,522
     Net loss                                 $(5,356)            $(3,652)
     Net loss per share                        $(0.13)             $(0.10)
     Weighted average shares outstanding   39,808,810          35,173,342

    The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the reverse acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

    The reverse acquisition was accounted for under the purchase method. The excess of cost over the fair value of net assets acquired at December 3, 1996 is being amortized over 15 years. The purchase price was determined based on the fair value of the Company Common Stock issued and has been allocated to the underlying assets and liabilities based on fair values at the date of the reverse acquisition. A summary of the purchase price allocation is as follows:

                                             (in thousands)
                                                 --------
     Net working capital                          $(1,138)
     Excess of cost over fair value of
         net assets acquired                       37,075
     Net property, plant & equipment               10,179
     Other non-current assets                      12,918
     Other non-current liabilities                 (6,054)
                                                 --------
     Total                                        $52,980
                                                 --------
                                                 --------

    In addition, upon closing the Acquisition, MIC received 1,695,000 shares of Company Common Stock held in escrow pursuant to the terms of the Midland Transaction. Pursuant to the terms of the Midland Transaction, the Company anticipates that a post closing reduction to the purchase price of $833,125 or 155,000 shares of Company Common Stock will be made.

    Simultaneous with the Acquisition, (i) Securicor Communications, INTEK and MUSA entered into an Assumption and Release Agreement on December 3, 1996, under which Securicor Communications agreed to release MUSA from its obligations under the MUSA Loan Agreement and INTEK agreed to assume all of MUSA's obligations outstanding pursuant to the restated loan agreement dated December 31, 1996 (the "INTEK Loan Agreement"), whereby the MUSA Loan Agreement was amended and restated to replace MUSA with INTEK as the Borrower under the INTEK Loan Agreement. MUSA's obligations outstanding under the MUSA Loan Agreement were assumed by INTEK under the INTEK Loan Agreement.

    On December 30, 1996, the Company approved the change of the Company's fiscal year from December 31 to September 30. As a result of the change in the fiscal year, the Company will file an Annual Report on Form 10-K for the period from January 1, 1996 to September 30, 1996.


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   PRINCIPLES OF CONSOLIDATION

    Since the former shareholders of Radiocoms retain more than a 50 percent controlling interest in the surviving company (INTEK), the business combination is being treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although INTEK is the surviving company under corporate law. The consolidated financial statements for the three months ended December 31, 1995 include only the accounts of Radiocoms. Subsequent to the date of the reverse acquisition (December 3, 1996) the consolidated financial statements include the statements of INTEK and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic Plastics Corporation, Inc. ("Olympic"), IMCX Corporation ("IMCX"), and IDC International Corporation ("IDC") (from December 3, 1996 through December 31, 1996) and include the accounts of Radiocoms from October 1, 1996 through December 31, 1996. Although the operations of Radiocoms were not combined with those of the Company for a period of 3 days after December 1, the Consolidated Statement of Operations include the operations of INTEK and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX, and IDC during this period.

    The accounts of Radiocoms include the combined results of Radiocoms and its wholly owned subsidiaries: Private Mobile Radio Limited ("PMR") which was acquired by Radiocoms on March 1, 1993; and SOCOM Group Limited ("SOCOM") which was acquired by Radiocoms on June 30, 1993; Securicor Electronics Limited ("SEL") and Linear Modulation Technology Limited ("LMT"). Effective October 1, 1995, the assets and liabilities of SEL and LMT were transferred to Radiocoms at historical value. All material intercompany transactions have been eliminated in combination. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") used in the United States. Such accounting principles differ in certain respects from United Kingdom GAAP, which is applied by the Radiocoms for local and statutory financial reporting purposes.

    b.   CASH FLOW STATEMENT

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    The following summarizes the supplemental disclosure of non-cash investing and financing activities:

    On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). The Debenture was secured by land and a building owned by Olympic (the "Property"). INTEK also issued 50,000 shares of its Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, INTEK paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to MeesPierson pursuant to Regulation S under the Securities Act, and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee (pursuant to Regulation S under the Securities Act). In exchange for a further extension to January 31, 1997,

INTEK issued Mees Pierson 34,000 shares of Company Common Stock (pursuant to Regulation S under the Securities Act). The Debenture was paid in full on December 31, 1996. See Item 2 -- Senior's Discussion and Analysis of
Financial Condition and Results of Operations For the Three Month Period Ended December 31, 1996 and For the Three Month Period Ended December 31, 1995 -- Liquidity and Capital Resources.

    In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, as of December 31, 1996, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price.


    c.   INVENTORIES

    Inventories are stated at the lower of cost or market and consist of radio components, mobile radios and accessories, and repeater site receive/transmit systems. Inventory cost includes purchased parts, labor and overhead.

    d.   PROPERTY AND EQUIPMENT, AT COST

    Property and equipment are stated at cost. The Company's policy is to begin depreciating repeater site equipment at such time as it begins to generate subscriber revenues. Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of assets are capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                                         11 to 50 years
    Repeater site equipment                           10 years
    Property and equipment                            3 to 10 years
    Equipment for rental on operating leases          3 to 5 years

    e. REVENUE RECOGNITION

    For sales of systems and mobile radio equipment, revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment. If the Company's substantial performance obligations otherwise have been fulfilled, revenue on such delayed shipment transactions generally is recognized upon acceptance of goods by the customer at the Company's facility. Revenue related to service activities is recognized when the service has been performed. Revenue from long term contracts is recognized as goods are shipped. For sales of repeater site equipment, revenue is recognized when delivered. Subscriber revenue derived from management agreements with options to purchase is recognized at the time subscribers are billed as a percentage of subscriber billings per the terms of the management agreements. Management fees related to agreements without options to purchase are recognized at the time subscribers are billed based upon a percentage of subscriber revenues per the terms of the management agreements.

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

    g.   WARRANTY COSTS

    The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the period. The accrued liability for warrant costs is included in the caption "Accrued liabilities" in the accompanying consolidated balance sheets.

    h.   FOREIGN CURRENCY

    The financial statements of the Company's foreign subsidiary is remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates which approximate the rates in effect on the transaction dates. Gains and losses resulting from this remeasurement process are recognized currently in the consolidated statements of operations.

    i.   NET LOSS PER SHARE

    The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

    j.   INVESTMENT

    The investment in E.F. Johnson Company ("EFJ") is stated at cost.

     In the quarter ended December 31, 1996, Radiocoms agreed to accept an issuance of 1,150,000 shares of common stock of American Digital Corporation ("ADC") representing payment towards their account totalling $448,500. Given the significant reduction in the share price of ADC, the investment has been fully reserved.

     k.   AMORTIZATION OF TRADEMARKS AND GOODWILL

     On September 19, 1996, the Company acquired various rights, permits and trademarks as part of the assets acquired from MIC, see Note (2). These intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     On December 3, 1996, the Company purchased the stock of Radiocoms, see Note
(2). Intangible assets acquired as part of this purchase, including various rights, permits, trademarks and patents, are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     l.   RECLASSIFICATIONS

     Certain amounts in the December 31, 1995 financial statements have been reclassified to conform with the current period presentation.

     m.   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

     n.   CONCENTRATIONS OF CREDIT RISK

     The equipment sales and contract manufacturing portions of the business have a broad range of established customers. In contrast, the sales of communications systems is a new market with a limited number of customers in an emerging overseas environment and consequently may involve greater credit risks. Additionally, the Company has taken a variety of assets as collateral for extensions of credit. There is no assurance that the Company will be able to collect on this collateral. The Company has derived a substantial amount of its sales from related parties. No formal agreements with these parties are held to allow trade to continue on the same terms or volume of business in the future. To the extent these sales do not continue, it may adversely affect the Company's financial position and results of operations.

     o.   USE OF ESTIMATES

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

     p.   WEIGHTED AVERAGE SHARES OUTSTANDING

     The weighted average number of shares outstanding for the quarter ended December 31, 1996 and the pro forma income statement disclosures were restated to reflect the shares issued in connection with the reverse acquisition based on the exchange ratio of the Company Common Stock issued per share of Radiocoms Stock.

(4)  INVENTORIES

     Inventories at December 31, 1996 and September 30, 1996 consist of the following (in thousands):

                                                          1996
                                                  ---------------------
                                                   Dec. 31     Sept. 30
                                                  --------     --------
Raw materials                                     $ 11,794     $  8,314
Work in progress                                     3,200        2,322
Finished goods                                      10,078        8,259
                                                  --------     --------
                                                  $ 25,072     $ 18,895
                                                  --------     --------
                                                  --------     --------


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and September 30, 1996 consists of the following (in thousands):
                                                          1996
                                                  ---------------------
                                                   Dec. 31     Sept. 30
                                                  --------     --------
Land                                              $    548     $    469
Buildings                                            2,520        2,329
Site equipment                                       9,336            -
Production & test equipment                          6,391        4,731
Furniture and fixtures                               1,516          555
Computers                                              321            -
                                                  --------     --------
Total property and equipment, at cost               20,632        8,084
  Less accumulated depreciation                     (4,136)      (3,541)
                                                  --------     --------
Net property and equipment                        $ 16,496     $  4,543
                                                  --------     --------
                                                  --------     --------


(6)  COMMITMENTS

     As of December 31, 1996, Roamer One had entered into 134 site leases for the housing of radio base station equipment and antenna systems related to 220 MHZ SMR systems managed by Roamer One. Under the terms of these management agreements, Roamer One assumes all responsibility for payment of the site leases and related expenses. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition to those leases that have been executed in the name of the Company, Roamer One also has assumed payment responsibility through a contractual obligation with various licensees related to 66 220MHz systems for which Roamer One has an option to purchase or has a related management agreement. As of December 31, 1996, total future minimum lease payments which are contractual obligations of Roamer One, together with building and auto leases are as follows:

               1997                $1,447,000
               1998                 1,122,000
               1999                 1,068,000
               2000                   555,000
               2001                   129,000
               Thereafter              23,000
                                   ----------
                                   $4,344,000
                                   ----------
                                   ----------


(7)  ASSETS HELD FOR SALE

     On December 3, 1996 the Company sold the Property for $2.2 million, netting a gain of $756,000. Proceeds from the sale were used to repay, in part, the $2,500,000 Senior Debenture to MeesPierson. The Company funded the shortfall with working capital.

(8)  SALE OF SECURITIES

         On November 1, 1996, the Company sold a series of 6.5% Notes, with attached warrants (the "New Notes") to two purchasers through Brown Simpson, LLC pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The New Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the New Notes mature or upon exercise of the warrants. The warrants (pursuant to which the principal amounts of the New Notes will be converted into shares of Company Common Stock) became exercisable by the holder on December 31, 1996. The Company has the right, which may be exercised in whole or in part on or after October 31, 1997, to require the holder to exercise the warrants. The principal amount of the New Notes will be reduced by an amount equal to the exercise price of the warrants multiplied by the number of shares of Company Common Stock issued pursuant thereto. The warrants are exercisable at discounts (ranging from 0%-29%) from the market price of Company Common Stock on the exercise date. As of February 13, 1997, holders of the New Notes had exercised warrants to convert $1,600,000 of the New Notes into Company Common Stock at an average discount of 27.0% below market price.

(9)  RETIREMENT PLANS

     Radiocoms contributes to the pension plan of Securicor plc, the ultimate parent company, which maintains a defined benefit pension plan that covers executives and selected other employees based on merit. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with Radiocoms and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future.

     The pension costs are assessed on the advice of independent qualified actuaries using the projected unit credit method. The most recent actuarial valuation was April 5, 1995. The assets of the plan are held in separate trustee administered funds. Full particulars of the pension plan are disclosed in the published accounts of Securicor plc.

(10) SUBSEQUENT EVENTS

     On February 7, 1997, INTEK entered a convertible debenture purchase agreement with Infinity Investors, Ltd., Fairway Capital Limited, and Infinity Emerging Opportunities Limited, all of which corporations are organized and existing under the laws of Nevis, West Indies, whereby the Company issued a series of 7.5% convertible debentures due in 2000 (the "Convertible Debentures") in the aggregate total of U.S. $4,000,000. The Convertible Debentures were issued pursuant to Regulation S under the Securities Act and are convertible into shares of the Company Common Stock. The conversion in full of the Convertible Debentures in accordance with its terms and issuance of all of the shares will constitute payment in full of the outstanding principal amount of the Convertible Debentures.

     Pursuant to an agreement (the "Krystal Agreement") between INTEK and Krystal Systems, a Nevada corporation ("Krystal"), (a) INTEK agreed to purchase up to 25 220MHz systems (the "Krystal Systems") (including all on-site hardware, radio equipment, antenna combining equipment, computer software and other ancillary components to the 220MHz SMR base station operation), subject to certain conditions (including, without limitation, completion of due diligence by INTEK and receipt of all necessary consents and approvals of government bodies) for a purchase price of $180,000 for each Krystal System and (b) Krystal ordered (at a cost to Krystal of approximately $1 million), and agreed at its sole expense to engage Roamer One to build out, 16 unconstructed base station 220MHz repeater assemblies. In addition to the base station hardware, Krystal also will transfer its rights and privileges as afforded by agreements by and between Krystal and various licensees of the base stations holding authorizations granted by the FCC and Krystal will assign its authorizations granted by the FCC as related to the base stations to INTEK. The Krystal Agreement provides that INTEK will pay 75% of the purchase price for each Krystal System upon completion of due diligence, and submission of FCC forms for the transfer of licenses to INTEK, with respect to such Krystal System. The balance of the purchase price is due upon the transfer of the FCC licenses for such Krystal System to INTEK. On February 12, 1997, INTEK paid $2.7 million to Krystal, representing 75% of the purchase price for 20 Krystal Systems. A portion of the proceeds from the sale of the Convertible Debentures was used for this payment. The balance of the obligations due pursuant to the Krystal Agreement will be paid out of the working capital of INTEK. INTEK anticipates that the completion of the purchase of the 20 Krystal Systems, and any other Krystal Systems that may be purchased, may take several months to complete.

     During the months of December 1996, and January and February of 1997, Roamer One began a process of acquiring (through purchase or assignment), and renegotiating management agreements with Pagers Plus Cellular, a California corporation organized to provide construction and management services to individual licensees in the 220MHz spectrum. For each assignment of a management agreement from Pagers Plus Cellular to Roamer One, Roamer One paid a brokerage fee to Pagers Plus Cellular of an amount equal to $10,000 or $15,000. In addition to an assignment of the agreement, Roamer One attempted to negotiate a purchase of the completed system and the license from the individual licensees of the base stations. As of February 10, 1997, Roamer One negotiated 16 such purchase agreements with licensees. Under the terms of the purchase agreements, INTEK will issue Company Common Stock to the licensees as payment of the purchase price. The price per share will be determined by calculating the average trading price on the NASDAQ Small Cap Market for Company Common Stock during the immediately preceding 10 days from the date of closing of the acquisition by Roamer One. The individual acquisitions are subject to due diligence, the release or negotiation of payment to the satisfaction of INTEK of any and all liens by creditors against the acquiree's assets, the approval of INTEK's board of directors, and receipt of regulatory approvals as needed. As of February 10, 1997, the Company paid $290,000 to Pagers Plus Cellular as brokerage fees in connection with the assignment of management agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996 AND FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1995


The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three months ended December 31, 1996 and as compared with the same period in 1995 as indicated in the Company's consolidated financial statements.

     Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the ""Reform Act'') and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates,projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

     Since the former shareholders of Radiocoms retain more than a 50 percent controlling interest in the surviving company (INTEK), the business combination is being treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although INTEK is the surviving company under corporate law. The consolidated financial statements for the three months ended December 31, 1995 include only the accounts of Radiocoms. Subsequent to the date of the reverse acquisition (December 3, 1996) the consolidated financial statements include the statements of INTEK and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX and IDC (from December 3, 1996 through December 31, 1996) and include the accounts of Radiocoms from October 1, 1996 through December 31, 1996. Although the operations of Radiocoms were not combined with those of the Company for a period of 3 days after December 1, the Consolidated statements of operations include the operations of INTEK and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX, and IDC during this period. For sake of clarity, separate discussions are provided herein for Radiocoms, INTEK/Roamer, and MUSA.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

CONSOLIDATED

          NET SALES. Consolidated sales for the three months ended December 31, 1996 for Radiocoms and the one month ended December 31, 1996 for INTEK and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX, and IDC were $6,734,000.

          COST OF GOODS SOLD. Consolidated cost of goods sold as a percentage of sales for the period ended December 31, 1996 was 72.8%.

          SITE EXPENSES. Site expenses for Roamer One over the one month ended December 31, 1996 were $84,000

          SELLING EXPENSES. Consolidated selling expenses for the period ended December 31, 1996 were $536,000.

          ENGINEERING EXPENSES. Consolidated engineering expenses (which includes research and development for Radiocoms as well as technical support to the Roamer One network) for the period ended December 31, 1996 were $910,000.

          GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated general and administrative expenses for the period ended December 31, 1996 were $3,263,000.

          OPERATING LOSS. The consolidated operating loss for the period ended December 31, 1996 was $2,960,000.

          GAIN OF SALE OF ASSETS HELD FOR SALE. During the month of December, 1996, Olympic (a discontinued operation) sold the Property for a gain of $756,000.

          INTEREST EXPENSE. Consolidated interest expense for the period ended December 31, 1996 was $570,000. Of this interest, $115,000 related to the borrowings from the former shareholders of Radiocoms, and $455,000 related to borrowings from third parties.

          LOSS BEFORE TAXES. Consolidated losses before tax for the period ended December 31, 1996 was $2,774,000.

          INCOME TAX BENEFIT. Consolidated tax benefits for the period ended December 31, 1996 were $1,506,000.

          TRANSLATION GAIN. Radiocoms foreign currency translation gains for the period ended December 31, 1996 were $38,000.

          NET LOSS. The consolidated net loss after taxes for the period ended December 31, 1996 was $1,230,000.

Liquidity and Capital Resources

          The Company's primary source of cash historically since September 1994, has been selling shares of Company Common Stock, borrowing against the Company's assets, selling the assets relating to discontinued operations, obtaining vendor financing, and borrowings from related parties. For the period ended December 31, 1996, the Company generated $348,000 in cash from operating activities after paying employees, vendors and site expenses. $1,971,000 was spent for capital expenditures. Through its financing activities, the Company raised approximately $8,403,000 in gross proceeds. The Company also retired $8,641,000 in previous borrowings. Cash for the three months ended December 31, 1996 increased $1,172,000 over the year-end balance.

          As of February 14, 1996, the amount outstanding under the INTEK Loan Agreement was $8,531,000. In addition, letter of credit guaranties for inventory purchases by MUSA in the amount of $5,879,000 were outstanding. While the guarantees are not loans and do not accrue interest, such guaranties do reduce the amount available under the INTEK Loan Agreement. As of February 14, 1997, $590,000 was available under the INTEK Loan Agreement for future borrrowings. See note (2) of the Consolidated Financial Statements for a discussion of the INTEK Loan Agreement.

          The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. Additional capital will be required to complete the build-out of the 220MHz SMR systems, to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis and to complete purchase of the Krystal Systems. See note (10) of the Consolidated Financial Statements for a discussion of the Krystal Systems. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220 MHz SMR Systems. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company.

          The Company anticipates financing future operating activities as it has done in the past, through a combination of operating revenue and private or public offerings of its securities. The Company has had preliminary discussions with Securicor Communications to obtain additional financing from

Securicor Communications. No assurance can be made that the Company will obtain such financing or sufficient capital to support the ongoing business.

     BORROWINGS. In connection with the Company's sale of the Notes, as of December 31, 1996, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price.

     Net proceeds to the Company, after fees and brokers commissions, from the sale of the New Notes on November 1, 1996 were $1,995,000. See Note (3) of the Consolidated Financial Statements for a discussion of the New Notes. As of February 14, 1996, holders of the New Notes exercised warrants to convert $1,600,000 of the New Notes into Company Common Stock at an average discount of 27.0% below market price.

     SALES OF ASSETS. On December 3, 1996 the Company sold the Property owned by Olympic for a sales price of $2.2 million resulting in a gain of $756,000. Proceeds from the sale were used to repay, in part, the Senior Debenture to MeesPierson on December 31, 1996. See Note (7)of the Consolidated Financial Statements.


 RADIOCOMS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     The following is a discussion of the financial condition and results of operations of the Radiocoms Business for the three month periods ended December 31, 1996 and 1995. The following should be read in conjunction with the Financial Statements and related Notes. Historical results of operations are not necessarily indicative of results for any future period.

     On December 3, 1996, the Acquisition was consummated which was accounted for as a reverse acquisition. See Note (2)of the Consolidated Financial Statements. As part of the Acquisition, intercompany loans of Radiocoms were used as payment for the issuance of preference shares in Radiocoms to recapitalize its balance sheet. For the periods ended December 31, 1996 and 1995, Radiocoms' results of operations include the results of Radiocoms and its wholly owned subsidiaries (from date of acquisition): PMR, SOCOM combined with the results of SEL and LMT, each of which was an affiliate of Radiocoms prior to September 30, 1995. Effective October 1, 1996, the assets and liabilities of SEL and LMT were transferred to Radiocoms at historical value. All material intercompany transactions have been eliminated in the results presented herein.

     Radiocoms manufactures and sells products to affiliates of INTEK and Securicor, and to unaffiliated third parties. Comparing the three month periods to December 31, sales to affiliated companies have declined by 10.8% to 32.6%, primarily as a result of increased sales efforts directed to unaffiliated companies. Radiocoms believes that all sales to affiliated companies were made on an arms length basis on terms comparable to those available for unaffiliated companies.

     Radiocoms' functional currency is pounds sterling, however as a result of the Acquisition, the financial statements presented herein have been translated into US dollars and are prepared in accordance with US GAAP.

     NET SALES. Net sales consists principally of revenues from the sale of products manufactured by Radiocoms, resale of products purchased from other companies, rental of equipment, maintenance and support of systems, system design and consulting and technology license fees.

    Net sales increased 3.5% ($185,000) to $5,485,000 for the three months ended December 31, 1996 from $5,300,000 for the three months ended December 31, 1995. This is due primarily to fluctuations in the dollar exchange rate between the two periods. At December 31, 1996, the pound to dollar exchange rate stood at $1.65 compared to $1.57 for the corresponding period December 31, 1995. In sterling terms, net sales have decreased marginally by 1.3% (L45,000).

    Technology license fees from EFJ were $477,000 for the three months ended December 30, 1995. No such license fees were received for the three months ended December 30, 1996.

    COST OF SALES. Cost of sales consists principally of costs of raw materials, labor and factory associated overhead. Cost of sales decreased 17.9% ($872,000) to $4,000,000 for the three months ended December 31, 1996 from $4,872,000 for the three months ended December 31, 1995. The percentage of cost of sales to net sales decreased from 91.9% for the three months to December 31, 1995 to 72.9% for the three months ended December 31, 1996.

    GROSS PROFIT. Gross profit increased 246.2% ($1,056,000) to $1,485,000 for the three months ended December 31, 1996 from $429,000 for the three months ended December 31, 1995. The gross profit margin increased to 27.1% in the three months ended December 31, 1996 from 8.1% in the three months ended December 31, 1995. The increase in Radiocoms' gross profit margin is due to several factors, the prior year comparatives for the three months ended December 31, 1995 included stock provisions of $677,000 and linear modulation ("LM") start up costs of $220,000 which considerably reduced the gross profit margin reported for the quarter. The fluctuation in the dollar exchange rates between the two periods also has led to an improved gross profit margin.

    Gross margins on Radiocoms' Systems Sales Unit business have declined slightly to 36% for the three months ended December 31, 1996 from 38% for the three months ended December 31, 1995. Gross margins on the Equipment Sales Unit sales have improved slightly to 33% for the three months ended December 31, 1996 from 32% for the three months ended December 31, 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 2.9% ($82,000) to $2,875,000 for the three months ended December 31, 1996 from $2,793,000 for the three months ended December 31, 1995. This increase is due in the main to dollar exchange rate fluctuations. The percentage of operating expenses to sales remained similar being 52.7% for the three months ended December 31, 1995 and 52.4% for the three months ended December 31, 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 6.1% ($50,000) to $865,000 for the three months ended December 31, 1996 from $815,000 for the three months ended December 31, 1995. The percentage of research and development expenses to sales remained similar, being 15.4% for the three months ended December 31, 1995 and 15.8% for the three months ended December 31, 1996. Research and development expenses in the three months ended December 31, 1995 related primarily to LM products, with expenses during the three months ended December 31, 1996 related primarily to development of a hand portable version of the current mobile radio. Volume production of such radio may commence as early as second quarter 1997.

    INTEREST EXPENSE. Interest expense increased 25.5% ($83,000) to $408,000 for the three months ended December 31, 1996 from $325,000 for the three months ended December 31, 1995. This increase primarily results from a significant increase in debt due to Securicor Communications to fund investments, and to provide additional funding for increased inventories, manufacturing and office equipment and LM development costs. Interest payable to Securicor Communications was $391,000 in the three months ended December 31, 1996 and $321,000 in the three months ended December 31, 1995, calculated on a daily basis at 1% above the prevailing U.K. bank base rate.

    INCOME TAX. Radiocoms received a tax benefit of $873,000 for the three months ended December 31, 1996, down from $1,215,000 for the three months ended December 31, 1995

    The tax benefit was due in part to tax laws in the United Kingdom that permit the exchange of taxable income and losses between companies within a group provided that 75% or more of the ordinary shares of the companies are under common control. No such tax benefit will be available in the future unless 75% of the Company Common Stock is owned by Securicor.

    NET LOSS. Net loss decreased 18.8% ($429,000) to $1,853,000 for the three months ended December 31, 1996 from $2,282,000 for the three months ended December 31, 1995.

    LIQUIDITY AND CAPITAL RESOURCES  Radiocoms incurred losses of $1,853,000 and $2,282,000 for the three months ended December 31, 1996 and 1995 respectively. These losses have related primarily to costs of developing LM technology and commercial applications therefore and costs of increasing marketing, administrative and manufacturing capacity to support anticipated increases in sales volumes. Radiocoms completed its first commercial sales of LM products at the end of 1994 and began manufacturing the products in January 1995. To date, Radiocoms cash flow from operations has not been sufficient to fund its operations and capital expenditures. Net cash provided by operating activities for the three months ended December 31, 1996 was $1,005,000. However, net cash used in operating activities for the three months ended December 31, 1995 was $5,259,000. During the three months ended December 31, 1996, Radiocoms invested $544,000 in American Digital Corporation (ADC). Radiocoms has financed its operations and capital expenditures by an aggregate of $47,525,000 of loans from Securicor Communications Limited and Securicor plc, and a loan of $1,510,000 from INTEK (through a draw down under the INTEK Loan Agreement). As at December 3, 1996 $20,000,000 of the $47,525,000 loan from Securicor Communications Limited was converted to preference share capital, the balance of the loan being forgiven by Securicor.


INTEK AND ROAMER ONE - ONE MONTH ENDED DECEMBER 31, 1996

         NET SALES. As of December 31, 1996, Roamer One completed construction of 200 systems, representing an increase of 20 systems from September 30, 1996. Of these systems, 134 were constructed pursuant to agreements that provide the Company with rights to acquire the licenses of such systems. Subscriber loading commenced on a limited basis during the three months ended December 31, 1996. During the one month ended December 31, 1996, billings to licensees for site equipment, construction and installation resulted in consolidated equipment sales of $441,000, sales of mobile radios of $2,000 and subscriber revenues of $1,000 for a total of $444,000. While not included in the consolidated results due to the rules of reverse acquisition accounting, equipment sales for the three months ended December 31, 1996 were $1,054,000, sales of mobile radios were $19,000 and subscriber revenues were $4,000 for a total of $1,077,000. Site equipment sales for the three months ended December 31, 1995 were $1,121,000 and there were no sales of mobile radios.

         COST OF GOODS. Cost of goods sold for site equipment, construction and installation as a percentage of net equipment sales was 78.8% for the month of December 31, 1996. For the three months ended December 31, 1996, the cost of goods sold as a percentage of net equipment sales was 78.9%.

         SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the one month ended December 31, 1996, site expenses were $84,000. For the three months ended December 31, 1996, site expenses were $2,310,000. These expenses included a reserve of $1,871,000 against equipment that has proven incompatible with the Securicor Systems utilized by the Company and which equipment must be replaced before individual sites can be networked together. Site expenses for the three months ended December 31, 1996 net of reserves was $439,000, up from $71,000 for the same period in 1995. The increased expenses were required to support the additional systems that were constructed after December 31, 1995.

         SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the one month ended December 31, 1996 were $42,000. For the three months ended December 31, 1996, selling expenses were $170,000, an increase of $102,000 over the same period last year due to the creation of a Roamer One sales organization and a large advertising mailing.

         ENGINEERING EXPENSES. Engineering expenses are primarily consulting fees, travel and equipment rental required to optimize and support the repeater sites. The engineering expenses for the one month ended December 31, 1996 was $45,000. For the three months ended December 31, 1996, engineering expenses were $141,000. No expenses were incurred in this category in 1995 as all engineering functions were performed by Simmonds Communications Limited.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses have historically been salaries, consulting and management fees, legal and audit costs to support the management of the systems, together with the efforts to raise capital. General and administrative expenses for the one month ended December 31, 1996 were $401,000. For the three months ended December 31, 1996, general and administrative expenses were $843,000, up from $703,000 in 1995. This increase was due to amortization of the intangibles related to the Acquisition. Excluding amortization, general and administrative expenses decreased in 1996 from the comparative period in 1995.

         OPERATING PROFIT (LOSS). For the one month ended December 31, 1996, the operating loss was $477,000. For the three months ended December 31, 1996, the operating loss was $3,115,000, compared to a loss of $794,000 for the same period in 1995. This was due to the cost of the infrastructure to manage the licenses and sell services to subscribers, and amortization of the intangibles related to the Acquisition.

         GAIN ON SALE OF ASSETS HELD FOR SALE. During the one month ended December 31, 1996, Olympic sold the Property for a net profit of $756,000. The Property was the sole remaining fixed asset of the discontinued operation.

         INCOME TAX. During the one month ended December 31, 1996, INTEK reversed deferred taxes totaling $633,000. In 1995, deferred tax liabilities were created by timing differences relating to depreciation and amortization. In

1996, the amortization expired and the depreciable assets were sold; therefore, in 1996 the Company no longer has a deferred liability.

MIDLAND RADIO - ONE MONTH ENDED DECEMBER 31, 1996
         NET SALES. For the one month ended December 31, 1996, mobile radio sales by MUSA were $1,084,000. For the three months ended December 31, 1996, mobile radio sales were $2,639,000. MUSA was not a subsidiary of INTEK during 1995 and consequently, comparative 1995 revenues and expenses are not provided herein.

         COST OF GOODS. For the one month ended December 31, 1996, MUSA had cost of sales of 71.4%. For the three months ended December 31, 1996, cost of sales was 70.7% This represented a combination of sales of inventory acquired from MIC that was priced at replacement cost value, and new product purchases from primary overseas vendors. Since much of the product is purchased in Japan, the steady trend of strengthening in the U.S. Dollar against the Japanese Yen has improved gross margins and lowered product costs.

         SELLING EXPENSES. Selling expenses are primarily travel, advertising and promotion, trade shows and the maintenance of a sales office in Asia. The selling expenses for the one month ended December 31, 1996 were $66,000. For the three months ended December 31, 1996, selling expenses were $121,000.

         GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are salaries, facilities costs, data processing charges insurance, depreciation and amortization. General and administrative expenses for the one month ended December 31, 1996 were $414,000. For the three months ended December 31, 1996, general and administrative expenses were $1,335,000.

         OPERATING PROFIT (LOSS). For the one month ended December 31, 1996, the operating loss was $170,000. For the three months ended December 31, 1996, the operating loss was $489,000.


PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.

    (c)  Recent sales of unregistered securities

              1. On December 3, 1996, 2.375 million shares of Company Common Stock were released from escrow to Midland International Corporation, a Delaware corporation ("MIC"), a wholly owned subsidiary of Simmonds Capital Limited. The shares comprised the purchase price for the U.S. land mobile radio distribution business sold to INTEK by MIC on September 20, 1996. The shares were being held in escrow pursuant to the terms of the sale which conditioned the release of the shares upon consummation of the Acquisition. The shares were issued pursuant to Section 4(2) of the Securities Act.

              2. On December 3, 1996, 25,000,000 shares of Company Common Stock were issued to Securicor Communications as consideration for the purchase by INTEK of Radiocoms. The shares were issued pursuant to Section 4(2) of the Act.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) On December 3, 1996, the Company held its annual meeting of stockholders.

    (b)  At the annual meeting, the following directors were elected:
Nicholas R. Wilson, John G. Simmonds, Harry Dunstan, Peter A. Heinke, Christopher Branston, David Neibert and Steven L. Wasserman.

    (c ) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

    Proposal #1 - Election of Directors

                                         For             Against
Nicholas R. Wilson                12,412,795              27,832
John G. Simmonds                  12,412,795              27,832
Harry Dunstan                     12,412,795              27,832
Peter A. Heinke                   12,412,795              27,832
Christopher Branston              12,412,795              27,832
David Neibert                     12,412,795              27,832
Steven L. Wasserman               12,412,795              27,832

    Proposal #2 - Approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock $0.01 par value (the "Company Common Stock") from 20,000,000 shares to 60,000,000 shares.

    13,299,216     For
        53,411     Against

    Proposal #3 - Approve adopt the Stock Purchase Agreement dated as of June 18, 1996, as amended by Amendment No. 1 to the Stock Purchase Agreement, dated as of September 19, 1996 between the Company and Securicor Communications pursuant to which the Company will acquire all of the issued and outstanding common stock of Radiocoms from Securicor Communications in exchange for the issuance of 25,000,000 shares of Company Common Stock.

    13,299,216     For
        53,411     Against

    Proposal #4 - Approve the appointment of Arthur Andersen LLP as independent accountants for the Company in the fiscal year ending December 31, 1996.

    12,412,795     For
             0     Against


Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.

    a.    Exhibits.  None

    b.    Reports on Form 8-K

    The Registrant filed a report on Form 8-K on November 15, 1996, announcing that the sale of the New Notes to two purchasers at an aggregate purchase price of $1,995,000 net to INTEK. The report was filed pursuant to Item 5 of Form 8-K.

    The Registrant filed a report on Form 8-K on December 18, 1996, announcing that as a result of the consummation of the Acquisition, Securicor Communications owns directly or indirectly through its affiliates, approximately 65.0% of the issued and outstanding Company Common Stock. The report was filed pursuant to Item 1 of Form 8-K.

    The Registrant filed a report on Form 8-K on December 30, 1996, announcing the change of the Registrant's fiscal year from December 31 to September 30. The report was filed pursuant to Item 8 of Form 8-K.

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES


                                  December 31, 1996


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:   February 14, 1996


INTEK DIVERSIFIED CORPORATION




By: /s/ D. Gregg Marston
    ---------------------------------------
    D. Gregg Marston
    Interim Chief Financial Officer
    (Duly Authorized Officer and
    Principal Financial and Chief
    Accounting Officer)