Form 10-Q/A
period 1996-12-31
INTEK DIVERSIFIED CORP
filed 1997-02-27
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


DATED:   February 14, 1997


INTEK DIVERSIFIED CORPORATION




By: /s/ D. Gregg Marston
    ---------------------------------------
    D. Gregg Marston
    Interim Chief Financial Officer
    (Duly Authorized Officer and
    Principal Financial and Chief
    Accounting Officer)