Form 10-K
period 1996-09-30
INTEK DIVERSIFIED CORP
filed 1997-03-31
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


          Annual Report Pursuant to Section 13 or 15(d) of the
  ----    Securities Exchange Act of 1934.  (Fee Required)

          For the Fiscal Year ended:

   X      Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ----    Exchange Act of 1934.

          For the Transition Period From January 1, 1996 to September 30,
          1996

                         Commission File Number:  0-9160

                         INTEK DIVERSIFIED CORPORATION
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          DELAWARE                               04-2450145
----------------------------               ---------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)          Identification Number)

970 West 190th Street, Suite 720, Torrance, California           90502
------------------------------------------------------         ---------
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

As of March 25, 1997, the aggregate market value of voting stock held by nonaffiliates was approximately $24,760,938. The number of shares outstanding of the Registrant's Common Stock was 40,426,212 as of March 25, 1997. Documents Incorporated by Reference: None.

                                     PART I

ITEM 1.  BUSINESS



Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expesssed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

GENERAL

     INTEK Diversified Corporation ("INTEK" or the "Company") was incorporated in 1969 and until September 23, 1994 had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Company, Inc. ("Olympic").

     On September 23, 1994, a newly formed subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc ("Simrom"), an Ohio corporation through a merger (the "Merger"). At such time the Company refocused its resources to the development of the Roamer One business to develop, construct and manage 220 megahertz narrowband spectrum ("220MHz") specialized mobile radio systems in the United States ("U.S.") utilizing licenses granted by the Federal Communications Commission ("FCC") for 220MHz.

     On May 2, 1996, INTEK formed a subsidiary, Midland USA, Inc., a Delaware corporation ("MUSA"). On September 20, 1996, MUSA acquired from Midland International Corporation ("MIC"), a subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio ("LMR") distribution business (the "U.S. LMR Distribution Business") and certain other assets, effective as of August 1, 1996 (the "Midland Transaction").

     On December 3, 1996, INTEK acquired all the issued and outstanding common stock (the "Radiocoms Stock") of Securicor Radiocoms Limited ("Radiocoms"), a subsidiary of Securicor Communications (the "Securicor Transaction"). Radiocoms designs, develops and manufactures a range of land mobile radio equipment using linear modulation technology.

     Upon the consummation of the Securicor Transaction, the Company became a vertically integrated provider of communications services and products. With the exception of certain products distributed by MUSA, the communications services and products of the Company utilizes proprietary linear modulation technology ("LM technology") developed by Radiocoms. Roamer One is a provider of communications services in the U.S., MUSA is a distributor of communications products in the U.S. (including those manufactured by Radiocoms) and Radiocoms is a manufacturer of the systems and radios used, among others, on the Roamer One systems. In addition, Radiocoms, among other things, is involved in the research and development of products and other applications of LM technology.

     On December 30, 1996, INTEK approved the change of the Company's fiscal year from December 31 to September 30. As a result of the change in the fiscal year the Company is filing this Annual Report on Form 10-K for the period from January 1, 1996 to September 30, 1996.

     The Company's business is regulated by the FCC, and therefore its business affairs (and those of its actual and potential competitors) are always subject to changes in FCC rules and policies. Such changes can increase the level of competition, the cost of regulatory compliance, the methods by which the Company manages the 220MHz specialized mobile radio systems, the Company's ability to obtain or keep licenses, or other facets of the Company's regulatory environment. Further, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time.

ROAMER ONE, INC. FORMERLY ROMNET, INC. ("ROAMER ONE")

     HISTORY OF SPECIALIZED MOBILE RADIO ("SMR"). In 1970, the FCC initiated a process for a new spectrum plan that laid the groundwork for the present day wireless communications industry. The FCC reallocated 115MHz of radio spectrum in the 800/900MHz bands from the federal government and UHF television to land mobile service use. Fifty MHz were allocated for cellular service and forty-six MHz were allocated for private radio services, including nineteen MHz of spectrum to SMR operators. The remaining nineteen MHz in these bands were divided among six different services, including reserves. Due to regulatory delays, the first commercial cellular systems were not operational until 1983. The first SMR systems became operational in 1974.

     DESCRIPTION OF BUSINESS. The evolution of narrowband technology is a result of the FCC's effort to achieve spectrum efficiency for all types of broadcast service. 220MHz was allocated to explore further the development of narrowband equipment in a "virgin" spectrum, virtually free of existing licensees or authorized users. The FCC adopted its rules and opened a filing window for applications for licensing of SMR and other private land-mobile communication systems in 220MHz in 1991. Licenses for local 220MHz SMR systems were issued in 1993. Approximately 3,300 five channel trunked licenses were awarded to licensees in 220MHz (the "licensees").

     Roamer One historically focused on the construction of as many systems on behalf of licensees as possible by the FCC construction deadline date. On January 26, 1996, the FCC extended the construction deadline to March 11, 1996 for all non-nationwide 220MHz licenses that elected to construct base stations at currently authorized locations. An additional extension is available to licensees who filed with the FCC (a) on or before March 11, 1996 a Letter of Intention to modify the site location, and (b) on or before May 1, 1996, a valid application to modify the authorization to relocate the site location. For sites constructed to date, 13 modification applications are currently pending before the FCC. For unconstructed sites, 26 modification applications are currently pending before the FCC. No assurance can be made that if the FCC grants such applications, all such sites will be built by Roamer One. Action by the FCC on these applications is expected in the near term. There can be no assurance the FCC will act favorably on the applications or that the FCC's decision will not result in reductions in coverage, increased site rental, further site relocation costs, or other adverse effects. In the event that a modification application is denied, the license for the system may become subject to automatic cancellation.

     The licensee has 75 days from the date the FCC grants a modification to construct the system. There are no assurances that Roamer One will be successful in obtaining site modifications for all managed licenses. Roamer One will continue to assess site locations, market indicators and its financial resources in deciding whether to construct a system. No assurances can be made that Roamer One will be able to complete the construction of all systems for which modifications are granted by the end of the extended construction period or that it will have the financial resources to do so.

     Roamer One participates in the 220MHz business in part through management agreements with certain licensees (which are, in certain instances, directors of, or others affiliated with the Company). Pursuant to the agreements, Roamer One performs various engineering, administrative and marketing services on behalf of the licensees, including system construction, maintenance, subscriber acquisitions, budget administration and subscriber invoicing and collection. As of February 28, 1997, the Company had management agreements related to 203 constructed systems and approximately 60 unconstructed systems. 147 of the agreements also contain an option to purchase the constructed system, together with the FCC license, and a right of first refusal in the event the licensee proposes to sell the system and the license to a third party. The Company has not yet exercised any of its rights under the options to purchase and in many cases those rights will not be exercisable for a number of years.

     For those systems under Roamer One management (but which agreements do not contain options to purchase), Roamer One earns a management fee, dependent upon the terms of the individual contract, equal to 20% to 70% of the gross subscriber revenues derived from the system. The licensees under such management agreements are responsible for all operating expenses while Roamer One is responsible for its own costs incurred in connection with acquiring and maintaining subscribers to the systems. For those systems which Roamer One has been granted an option to purchase, Roamer One is responsible for payment of capital costs and operating costs for those systems until such time as the subscriber revenues are sufficient to meet the operating costs. Once subscriber revenues are sufficient to meet operating costs, Roamer One retains, dependent upon the terms of the individual agreements, from 40% to 70% of the gross subscriber revenues.

     Roamer One has recently begun the acquisition of certain systems and related licenses from third parties. These systems generally are not currently managed by Roamer One, although in several cases, there was an existing management agreement with the licensee. As of February 28, 1997, the Company entered into 41 agreements to purchase licenses and systems and, pursuant to those agreements, has filed 21 applications requesting reassignment of the license with the FCC. On March 11, 1997, the FCC granted the Company's request for the reassignment of one specific license. There is no assurance that the FCC will grant additional reassignments.

     As of February 28, 1997, Roamer One had management agreements for 203 constructed 220MHz SMR systems. The number of subscribers to the service is currently less than 1,000 and is considered insignificant. The Company's marketing efforts began in January, 1997 and insufficient time has elapsed to judge the results of the initial effort or accurately predict the market penetration for the future. Once a subscriber is activated on an SMR system managed or owned by Roamer One, the subscriber will be invoiced based on a
billing plan elected by the subscriber.                                   .

     MARKETING STRATEGY. Industry sources currently estimate that in the aggregate, the number of SMR units in service has increased from fewer than 380,000 in 1985 to more than 2.3 million by the end of 1996. The largest sector of LMR users today are utilizing trunked channels with traditional, push-to-talk, voice radios. Subscribers consist mainly of service companies such as contractors, plumbers, electricians, roofers, maintenance personnel and other operators of fleets of vehicles. Also comprising a large segment are couriers, limousine services and other transportation companies. Utility companies, package handlers, fire and paramedic vehicles and other public safety concerns are typical LMR users who may own or lease entire systems in a local area. LMR meets the need of these users because they require a form of voice communication from a dispatch, or base station, location to a fleet of vehicles which is well served by LMR systems. The typical "customer" for an LMR operator is a company that requires a base station plus an average of four mobile radios. The Roamer One radio can offer these customers not only dispatch group calling capability, but also privacy. The operator can contact each radio individually or a group of radios at the same time.

     The radios offered to subscribers look very much like the traditional LMR, under dash mount, units currently in use by dispatch customers such as taxi cabs, trucking firms, and construction companies. Radiocoms expects to have a portable radio available by late 1997. The primary radio distribution method is through a dealer network (which may include resellers, two-way radio dealers or other Roamer One authorized agents). The other major development area is data transmission and devices. Radiocoms offers a 14.4 kilobit per second (kbps) transmission rate and can send data over its existing radio via a standard RS232 pin plug on the chassis.

     Due to the 5 KHz bandwidth in the 220MHz, compared to 25 KHz bandwidth in most other bands, high speed data transmissions are a far more efficient use of the narrowband spectrum than other applications such as mobile telephone service. Roamer One does not intend to compete with cellular or personal communication services ("PCS") operators. Roamer One's initial marketing efforts will be directed toward traditional SMR dispatch users. Examples of available data communications include Global Positioning System receivers mounted on a vehicle to determine location, monitoring of such other factors as fuel consumption, speed, and engine performance, two way messaging, credit card reading for wireless authorizations, and remote control of any application or function (lights, valves, doors, switches, etc.). The current offerings of data terminals require connection to a radio to facilitate messaging.

     The success of the 220MHz airtime system infrastructure will, to a large extent, be dependent upon its ability to attract subscribers. Roamer One will use two key methods to market its services, dealer sales and direct sales. Incentives will be offered by Roamer One to a dealer through co-operative advertising and purchase price rebates. The dealer network will be comprised of radio shops who maintain sales staff and generally have extensive knowledge of the local marketplace. A reseller is typically a large two-way radio franchised dealer or distributor. The firm also may be an SMR operator in another frequency who needs additional channel capacity. The reseller is granted a block of "unique identification codes" by Roamer One and must pay a flat fee for each code per month. Roamer One renders one invoice to the reseller covering the block of activated codes and the reseller is responsible for paying Roamer One.

     Roamer One believes that the 220MHz product should offer the dealer an attractive alternative to other SMR products and provide Radiocoms an entry into the U.S. LMR business.

     The second method is direct sales by the Roamer One sales force. The sales force will pursue larger fleet clients such as regional and national trucking firms, government agencies, or utility companies.

     COMPETITIVE ADVANTAGES. The management of Roamer One believes that it has a competitive advantage over other SMR providers because of the following factors:

     (a) Due to the relatively low infrastructure cost of 220MHz SMR systems and the cost of acquisition of 220MHz licenses when compared to Digitally Enhanced Specialized Mobile Radio ("ESMR") systems and licenses, Roamer believes that it can offer a lower priced (but comparable quality) service while recovering its invested capital in a shorter time period.

     (b) In the case of wide area coverage, the 220MHz signal is less susceptible to loss in certain terrain and conditions than higher frequencies.

     (c) The signaling protocol being used in the Radiocoms equipment has been proven in many other installations to be stable with a large numbers of subscribers while continuing to provide an excellent quality of service. The techniques being employed by others for digital compression have not yet been perfected, thereby providing the Company with a near term market opportunity.

     (d) The protocol being used in the Radiocoms equipment is substantially similar to that currently being utilized in Europe and has proven to be an effective means to "network" multiple sites and multiple channels. As Roamer One rolls out its plan, it intends to network systems together to form wide areas of coverage on a regional basis. It believes it will have a distinct advantage over other SMR analog Logic Trunked Radio ("LTR") operators which are unable to network their systems in a cost efficient manner.

     (e) The Radiocoms systems allow for the assignment of an electronic site address for the station and a unique identity number for the mobile radio. These features allow for the control of, and the accounting for, each subscriber on the service. Traditional LTR operators are unable to police effectively their systems and account for the number of subscribers. As a consequence, LTR operators are unable to appropriately bill for their service because they have no method of accurately determining how many subscribers there are on each of the licensee's systems. Roamer One will be able to charge accurately for usage of the systems it manages or owns. Additionally, the assignment of unique identity numbers will provide for the subscribers to contact other subscribers individually and with privacy instead of communicating through a shared group of mobile codes.

     COMPETITION: Roamer One believes that it will be able to provide services that are competitive with certain services provided by SMR operators in the 800MHz and 900MHz frequencies and other existing and future wireless communication providers of dispatch and data communications services, including the emerging PCS. Roamer One does not expect to compete directly with cellular carriers, paging companies, or providers of one-way PCS communications, although to some extent services provided by Roamer One and by these other carriers will be substitutes for each other. At present, Roamer One does not offer interconnected service on the 220 MHz systems it manages and may not offer such services on any 220 MHz systems it owns or subsequently acquires unless it first obtains a waiver from the FCC of the foreign ownership limitations of the Communications Act of 1934, as amended. See Item 1 -- Business - Regulation
- Ownership of 220 MHz Systems.

     The SMR operators in other frequency ESMR bands are, in general, expending large sums of money to deploy in an effort to deliver a better grade of service and achieve greater efficiencies of spectrum usage and subscriber capacity within their licensed channels. In some instances, these digital services will be capable of offering an integrated package of features to their subscribers including, but not limited to, interconnection to the publicly switched telephone network, data transmissions, hand-held portable radios, mobile-to-mobile calling and group dispatch functions. While Roamer One has no intention of offering interconnected service and dispatch and data transmissions will be the primary focus of its business plan.

     Roamer One expects that ESMR providers will charge a premium for their service due the large cost of installed infrastructure equipment, an enhanced feature set and wider areas of coverage than that traditionally offered by analog based SMR service providers. As a result, Roamer One anticipates that it will be able to attract a significant portion of the current analog service customers who will soon be presented with the choice of upgrading their radio service to ESMR or switching to a lower cost provider of fleet communications. In addition to competing with ESMR, Roamer One also will be competing with other 220MHz service providers during this window of opportunity to garner subscribers displaced by the changing technology in other frequency bands.

     Although Roamer One expects to compete favorably with other 220 MHz providers and with the higher cost ESMR providers, there are some factors which could negatively impact its ability to attract customers to its service:

     (a) Not all channels controlled by those companies who employ ESMR are being converted from analog at the same time. Subscribers may be offered an extended time in which to make a decision as to whether their current grade of service is appropriate or an investment in enhanced service is more desirable.

     (b) As more channels are converted to ESMR, the effects of better spectrum efficiency may provide for an economy of scale allowing for greater subscriber capacity. The net result is likely to be a reduction in the average per subscriber rate charged by the service provider.

     (c) For the most part, the ESMR is offered, controlled or otherwise influenced by much larger and better capitalized companies than INTEK. The ability of such companies to maintain negative cash flow operations, subsidize the cost of subscriber equipment, launch national marketing campaigns and produce high volumes of radio equipment in advance of demand may exceed that of Roamer One and INTEK.

     (d) Subscriber radio equipment offered for analog systems has progressed through the commercial development stages that 220MHz equipment has not. As a result, the price points and availability of both new and used analog equipment is superior to that being offered by Roamer One.

     (e) Other SMR operators have already begun a consolidation with a goal of achieving a nationwide network. Because these operators have had clients and systems in operation for a considerably longer period than Roamer One, they have a competitive advantage in completing their respective networks and maintaining a significant percentage of their existing subscriber base.


     Like Roamer One, other management firms and licensees were directing their efforts to constructing base stations for their non-nationwide licenses in advance of the approaching the FCC mandated construction deadline. Additionally, the nationwide licensees have only recently commenced constructing their base stations.

     As a result of recent FCC licensing, local and national PCS systems are being commercially operated and the implications on the U.S. LMR market are unknown at this time. PCS is described to be the next generation in personal wireless communications and will provide for digital voice, data, paging, messaging and dispatch operations all transmitted with low power, lightweight, portable hand-held units.

     In addition to PCS, there are a host of other services that could eventually compete with the 220MHz SMR operators and Roamer One due to the movement that the FCC is taking towards a "level playing field" or "regulatory parity." Services such as Interactive Video Data Service, or Wireless Cable may be allowed to offer dispatch services under proposed revisions to FCC rules. This regulatory parity, however, may offer corresponding benefits to Roamer One as 220MHz operators may be allowed to offer fixed point transmissions, paging, messaging and other services previously garnered by licensees of differing spectrum.

     EMPLOYEES. As of September 30, 1996, there were 13 employees engaged in the conduct of the Roamer One business: 2 in management, 7 in administration, 1 in technical and engineering support, and 3 in sales. As of March 25, 1997, there were 22 employees engaged in the conduct of the business of Roamer One. Roamer One believes that relations with its employees are good and it has not encountered a strike or material work stoppage. INTEK has a total of 2 employees, each of whom are in management.

MIDLAND USA, INC. ("MUSA")

     DESCRIPTION OF BUSINESS. The U.S. LMR Distribution Business consists of the import, distribution and value added resale of two-way radio products for the U.S. professional LMR market (but not international) including products manufactured by Radiocoms for use on Roamer One SMR systems and others. LMR products are marketed for the commercial and professional LMR market in the U.S. by MUSA through a national network of over 215MHz two-way radio dealers as well as on a direct basis to larger accounts in the business and government sectors. In the U.S., a radio dealer may offer several different product lines but will typically feature two or three major product lines in which they have confidence.

     Historically, approximately 55% to 60% of LMR products sold by the U.S. LMR Distribution Business were sold to dealers. The radio dealers sell, install and service two-way radio products primarily for commercial, industrial and local government customers. Some radio dealers also are involved in the maintenance and sales and service for custom SMR systems. Long standing business relationships ranging in length from 5-10 years exist with many of the dealers who are responsible for sales and support to the large installed user base of Midland radios. Parts and accessories for LMR products constitute a significant portion of the sales for the U.S. LMR Distribution Business. Prior to the Midland Transaction, MIC's dealer relationships were strained as a result of product price increases and delays in product delivery. MUSA is working to repair these relationships.

     PRODUCTS. The U.S. LMR Distribution Business markets LMR products for radio frequencies allocated by the FCC for LMR use. This includes mobile radios, portable hand held radios, desk top base stations, and accessories. Most of the LMR products sold are manufactured by third parties under contract, primarily in Asia. These products were developed to the design, quality and cost specifications provided by MIC. For certain products, MUSA has exclusive contracts with a number of suppliers which provide MUSA with certain rights with respect to product design and product tooling. Such rights make it more difficult for these suppliers to develop products of similar appearance or design for other marketers of two-way communication products.

     The principal suppliers of LMR products for the U.S. LMR Distribution Business include Hitachi Denshi Limited and General Research Electronics. With the exception of China and Japan, MUSA, through MIC, has worldwide distribution rights to the Hitachi Denshi line of two-way radio products. Commencing in 1997, MUSA intends to distribute systems and radios manufactured by Radiocoms.

     COMPETITION. The LMR market in the U.S. is dominated by Motorola. In addition to Motorola, other main competitors in the U.S. include Ericsson, Standard Communications, Kenwood and EFJ. These companies supply primarily their own products for radio systems integration.

     EMPLOYEES. As of September 30, 1996, there were 65 employees engaged in the conduct of the U.S. LMR Distribution Business: 2 in management, 24 in administration, 14 in technical and engineering support, and 25 in sales. As of March 25, 1997 there were 70 employees engaged in the conduct of the business of U.S. LMR Distribution Business. MUSA believes that relations with its employees are good and it has never encountered a strike or material work stoppage.

SECURICOR RADIOCOMS LIMITED ("RADIOCOMS")

     DESCRIPTION OF BUSINESS. Radiocoms is currently organized in four units: Strategic Systems Unit, Equipment and Services Unit, Technology Unit, and Manufacturing Unit.

STRATEGIC SYSTEMS UNIT ("SSU").

     SSU provides technical and project management expertise for "turnkey" custom engineered system solutions to meet the specific mobile radio needs of its customers. SSU typically deals with complex solutions having a long lead time and which are not readily addressable by off-the-shelf products. SSU's services include specification, design, procurement, integration, installation, commissioning and support of special purpose-designed systems.

     SSU customers include public safety organizations (E.G., police and fire departments), public utilities (E.G., electricity generation and distribution companies), port authorities and major commercial organizations. SSU customers in the U.S. 220 MHz market include Roamer One, American Digital Communications, Rush Networks and Rapid Wireless Communications.

EQUIPMENT AND SERVICES UNIT("ESU").

     ESU offers a broad range of business related mobile communication solutions using standard off-the-shelf products made and supplied by established manufacturers. ESU sells and distributes mobile radio equipment for point to point or multipoint applications manufactured by companies such as Motorola and Kenwood. ESU also rents out both mobile radio and cellular equipment on a short term basis. In addition, ESU maintains and supports mobile radio systems and equipment supplied by it or supplied by other manufacturers. For example, ESU provides maintenance services for the mobile radio system operated by one of the major bus companies in London and supplied by another manufacturer. ESU also sells airtime on the "Relayfone" network of U.K. regional dispatch radio systems. Relayfone is a public access mobile radio system operating from 10 sites in the U.K. in the VHF high band allocated for public mobile radio using FM equipment. The network covers major U.K. cities and supports more than 2500 subscribers. Relayfone subscribers may either purchase or lease radio equipment from ESU.

     ESU operates primarily in the U.K. and its customers include airports, airlines, local governments, public agencies, construction companies, petrochemical companies, public and private transportation services, police and Securicor's own Security Services and Distribution divisions.

TECHNOLOGY UNIT ("TU").

     TU is Radiocoms' research and development operation that develops new products based on Radiocoms' LM technology to meet the needs of the market for narrowband products.

     TU is currently concentrating on achieving cost reductions in product design and manufacturing, particularly through the use of custom ASICS (Application Specific Integrated Circuits).

MANUFACTURING UNIT.

     MU provides Radiocoms' manufacturing capability. It manufactures limited quantities of Radiocoms' LM products to support their introduction in the marketplace and to ensure that they are capable of volume production. MU is also used for limited production runs of customized base stations and other products used by SSU in custom engineered solutions. As demand for Radiocoms' LM products increases, Radiocoms anticipates granting licences to, or sub-contracting with, third parties for volume production. In addition, and to ensure maximum utilization of its manufacturing facilities, Radiocoms manufactures a variety of electronic products for third parties on a contract basis.

     MARKETING. The ESU markets its services and products through its own direct sales force. The ESU relies primarily on direct sales efforts, including telemarketing and presentations at trade shows.

     The SSU markets its services through its own sales force. This salesforce often receives referrals of business opportunities from ESU when customized solutions are required. It also seeks to obtain business by responding to tenders issued by entities seeking mobile communications solutions. SSU has one sales representative based in the U.S. marketing Radiocoms' products in 220MHz.

     PRODUCTS. Radiocoms designs, manufactures and distributes both base stations and mobile radios using its proprietary LM technology. Radiocoms' LMC3005 base station includes separate receiver, transmitter, power amplifier, power supply unit and trunking channel controller modules. The base station offers from 1 to 20 channels, the option of 25 or 100 watts peak envelope power and uses only half the transmit power of a comparable FM transmitter for the same range (thereby reducing on site noise).

     Radiocoms' LM 3XXX series of 5kHz channel mobile radios is currently available in vehicle mounted form. Development of a hand held portable unit is at an advanced stage and Radiocoms anticipates commencing production in 1997. Radiocoms' equipment is compatible with MPT 1327 (a trunking standard in widespread use around the world), MPT 1376 (the co-existence specification issued by the Radiocommunications Agency in the U.K. (the "RA") for UHF and VHF private mobile radio systems operating in 5kHz channels), and applicable FCC regulations.

     Features of Radiocoms' base station and mobile radio include clear, flutter and fade free signals over a very wide range of signal conditions, high quality speech providing good voice recognizability, fast data transmission capability at an adaptable rate up to 14.4 kb per second and fully trunked systems. Radiocoms' systems are capable of providing telephone interconnect capability with the addition of appropriate interface equipment.

     COMPETITION. ESU competes with a variety of small U.K. regional companies that typically have exclusive arrangements with a major equipment manufacturer such as Motorola, Philips and Tait, as well as with the direct sales forces of such equipment manufacturers.

     SSU competes with a variety of companies, most of which are either independent systems integrators or are the separate systems integration business of the major equipment manufacturers.

     Radiocoms' proprietary LM products compete primarily in the U.K. and Europe with those of other manufacturers such as Motorola and Ericsson and distributors of mobile radio equipment seeking to provide spectrally efficient solutions in response to demand of both regulators and users. Most of the major established manufacturers have moved away from the existing "single communication channel" approach ("Frequency Division Multiple Access" or "FDMA"), to amalgamating several channels and pipelining information down the new, broader, channel in time slots ("Time Division Multiple Access" or "TDMA"), such as TETRA ("Trans European Trunked Radio") or overlaying a large number of coded information sets and decoding only the "wanted" set at the receiver ("Code Division Multiple Access" or "CDMA"). One company, Geotek Communications, uses a technique known as "Frequency Hopping Multiple Access" or "FHMA" where digital packets of voice or data information hop from frequency to frequency in predetermined order.

     Radiocoms' products using LM technology provide a simple narrowband, single or multiple communication channel solution to the problem of spectrum efficiency. Unlike narrowband solutions, complex wideband solutions, such as TDMA and CDMA, require large sections of unused spectrum to be available in continuous blocks. A narrowband solution permits a planned phasing in of new technology and equipment, thereby enabling an upgrade of only those parts of a customer's system where improved performance is needed or desired. In addition, unlike the existing alternative approaches, the LM narrowband approach provides a high degree of system planning flexibility by enabling a close match of available channels to the predicted traffic requirements in each particular geographical area of operation.

     Radiocoms competes in the manufacture and supply of mobile radio systems with manufacturers such as Motorola, Ericsson, GE-Ericsson, Philips and Tait, however, none of these competitors manufacture narrowband systems. In the manufacture and supply of 220MHz mobile radio equipment for the U.S. market, Radiocoms' principal competitor is SEA Inc. In addition, licensees using Radiocoms' LM technology to manufacture LM products also may compete with Radiocoms' own proprietary products.

     EMPLOYEES. As of October 1, 1996, Radiocoms had 258 employees: 29 employees in management, administration and finance, 12 in sales and marketing, 33 in research and development, 133 in manufacturing, 11 in systems engineering and project management and 40 technical support staff. All of Radiocoms' employees (except one) currently are employed in the U.K. Radiocoms believes that relations with its employees are good and it has never encountered a strike or material work stoppage. In addition, Radiocoms currently engages 18 contract staff on consultancy and product development work. As of March 25, 1997, there were 245 employees engaged in the conduct of the business of Radiocoms.

OLYMPIC PLASTICS COMPANY, INC. ("OLYMPIC")

     Olympic was engaged in fabricating and selling plastics products (primarily from injection and compression molding of various plastic resins) to customers in the electronics, aerospace and commercial aircraft markets (the "Plastics

Business"). Olympic ceased all operations of its Plastics Business on or about March 31, 1995 and, as of December 31, 1996, sold substantially all of its assets relating to the Plastics Business.

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

REGULATION

     GENERAL. The Company's business is subject to the regulation of the licensing of radio frequency ("RF") spectrum and the manufacture, distribution and marketing of its products in the nations in which it does business. Furthermore, the spectrum management rules and policies of the International Telecommunications Union ("ITU") and the European Telecommunications Standards Institute ("ETSI") and other industry associations and standards development organizations impact the potential markets for the Company's products. In addition to the nation-specific regulations governing the nature of the equipment, Radiocoms must also comply with certain European Union ("EU") directives and regulations, including the Electro Magnetic Compatibility ("EMC") regulations and the Low Voltage
Directive which apply to all electronic equipment used in the EU.   The
Company's business affairs (and those of its actual and potential competitors) are always subject to changes in regulations, rules and policies. Such changes can increase the level of competition, the cost of regulatory compliance, the methods in which the Company manages its 220MHz Systems or manufactures, markets and distributes its products, the Company's ability to obtain or keep licenses, or other facets of the Company's regulatory environment.

     U.S. In the U.S., the licensing of RF spectrum and the production, distribution and marketing of RF equipment is subject principally to regulation by the FCC. FCC regulations govern, among other things, the issuance, renewal, revocation, and modification of RF licenses (usage rights to frequencies), the assignment or transfer of control of licenses, the technical specifications, authorization and labeling of the equipment used by stations, the designation of areas served by particular stations or operators, the assignment and channelization of frequencies, and the adoption of other regulations and policies. The National Telecommunications and Information Administration ("NTIA") of the U.S. Department of Commerce is principally responsible for the promulgation of rules and policies governing the management of spectrum allocated for Federal Government use. Spectrum allocated for both non-Federal Government and Federal Government use is jointly managed by the FCC and NTIA.

     Except for such unlicensed use as otherwise permitted by the FCC's Rules, operation on RF spectrum allocated for non-Federal Government use in the U.S., including all operations in the 220MHz Band, requires an FCC license issued pursuant to Title III of the Communications Act of 1934, as amended. The FCC has adopted many rules and policies applicable to spectrum allocations and Title III licensing that vary from band to band, and has numerous open proceedings proposing new or revised rules or policies for certain bands.

     EQUIPMENT REGULATIONS. The Company's products require authorization by the FCC as in compliance with the FCC's rules, regulations and policies prior to their distribution and marketing within the U.S. and must be properly labeled as such when marketed. The Company may also be subject to reporting requirements that the FCC may impose from time to time on foreign or domestic manufacturers and distributors of RF equipment. With respect to any particular frequency band, FCC rule revisions or waivers may be required prior to the introduction of the

Company's products in that band. There can be no assurance that any particular rule revision or waiver requested by the Company will be granted.

     The FCC recently has issued a MEMORANDUM OPINION AND ORDER ON RECONSIDERATION ("MO&O") and a SECOND REPORT AND ORDER in its PR Docket 92-235 governing the "refarming" of the Private Land Mobile Radio bands in the U.S. below 512MHz. The MO&O, INTER ALIA, affirmed the FCC's channelization of the 150-174MHz ("VHF") band and the 421-512MHz ("UHF") band, respectively, with channel spacings of 7.5 kHz and 6.25 kHz, but provides the frequency coordinators in these bands the flexibility to recommend licensing inconsistent with these channel spacings, including licensing in 5 kHz spacings subject to acceptable interference criteria. The SECOND REPORT AND ORDER consolidates the existing PLMR frequency pools in the VHF and UHF bands into two pools and generally increases access to available frequencies in those bands to other users. Both the MO&O and the SECOND REPORT AND ORDER may be subject to reconsideration on any issue decided therein or to review by a court of competent jurisdiction. There is no assurance that the FCC will not amend or reverse any of its decisions in the Third 220MHz R&O on reconsideration or be directed to do so by a court.

     Project 25 of the Association of Public Safety Communications Officers ("APCO-25") is an industry effort by suppliers of public safety communications products to agree upon standards for voice and data wireless public safety communications systems. Phase I of APCO-25 is nearing completion and has identified a channel bandwidth of 12.5 kHz and a raw data rate of 9600 bp/s. Phase II of APCO-25 has commenced to examine the narrowing of the channel bandwidth for public safety communications systems to 6.25 kHz while maintaining a data rate of 9600 bp/s.

     MANAGEMENT OF 220MHZ SYSTEMS. Roamer One's management of 220MHz systems pursuant to its Option and Management Agreements is subject to the FCC's rules, regulations and policies governing the management of FCC licensed facilities.

     On August 10, 1993, Congress enacted the Budget Act, in which it, INTER ALIA, amended Section 332 of the Communications Act to replace the existing mobile common carrier and private land mobile definitions with two newly defined categories of mobile services: commercial mobile radio service (CMRS) and private mobile radio service (PMRS). CMRS is defined as "any mobile service (as defined in section 3(n) of the Communications Act) that is provided for profit and makes interconnected services available (i) to the public or (ii) such classes of eligible users as to be effectively available to a substantial portion of the public." PMRS is defined as "any mobile service (as defined in section 3(n)) that is not a commercial mobile service or the functional equivalent of a commercial mobile services, as specified by regulation by the FCC." The FCC has found that, to the extent 220MHz systems are used to offer for-profit and interconnected service, the channels fall within the definition of CMRS. The Roamer One-managed 220MHz systems would qualify as CMRS if they were interconnected with the telephone system or were found to be the functional equivalent of other CMRS systems. No assurance can be given whether the licensees whose systems are managed by Roamer One will be deemed to be CMRS or PMRS providers.

     Under the rules and policies adopted by the FCC concerning the management of FCC-licensed CMRS systems, any entity managing the operations of a CMRS system is considered to have an attributable ownership interest in the license if the manager has the authority to make decisions, determine, or significantly influence (i) the nature and type of services offered, (ii) the terms upon which such services are offered, or (iii) the prices charged for such services. Contracts for the sole purpose of providing specialized technical products or services and management agreements involving day-to-day technical and operational functions are not subject to this attribution. The determination of whether a management contract is subject to this attribution is factual. Roamer One's management agreements would be subject to attribution if they were found to involve the operation of CMRS systems and if Roamer One was found to hold the decision making power over services being offered. The effect of attribution of 220MHz licenses to Roamer One is uncertain at this time. In one scenario, attribution could result in the cancellation of multiple licenses or management contracts within each market under the 220MHz "one to a market" rule. Other relationships between licensees serving overlapping coverage areas as defined by a 40-mile radius should they exist, may also result in the attribution of interests between the licensees in violation of the one-to-a-market rule. The Company has no knowledge of any such attributable relationships, but has not undertaken an investigation of the relationships between its licensees under management. The FCC is currently considering a proposal to eliminate the "one-to-a-market" rule in connection with its on-going rulemaking in PR Docket 89-552 that will govern Phase II license assignments in the 220-222MHz band. No assurance can be given that the FCC will eliminate the "one-to-a-market" rule.

     The FCC requires that licensees maintain DE JURE and DE FACTO control of their radio systems at all times. This requirement is applicable to the 220MHz licensees which Roamer One seeks to manage and acquire. A licensee's failure to maintain control can result in an FCC investigation or hearing, imposition of monetary forfeitures, or revocation of the license. Pursuant to certain guidelines, the FCC will review the specific facts of a particular situation on a case-by-case basis to determine if a licensee has given control to a manager, either under the terms of the agreement or as a result of the course of dealing between the licensee and the manager. No assurance can be given that the Company's Management Agreements or course of conduct in acquiring rights to or managing the 220MHz systems will be found to comply with such FCC requirements.

     OWNERSHIP OF 220MHZ SYSTEMS. On March 11, 1997, Roamer One was granted the assignment of a 220 PMRS license in the 220MHz band. In addition, in February, 1997 Roamer One submitted to the FCC an additional 20 applications for assignment of PMRS licenses in the 220MHz band and anticipates that additional PMRS assignment applications shortly will be submitted to the FCC. FCC action on the pending PMRS assignment applications is expected in the near term.

     The Communications Act restricts foreign investment in and ownership of FCC licensees which are classified as common carriers, including CMRS providers. This restriction is not applicable to non-licensee managers of communications systems. Among other things, foreign citizens, corporations and partnerships may not own more than 20% of a common carrier or CMRS licensee directly or more than 25% of the parent of a common carrier or CMRS licensee. In the case of parent corporations, the FCC can determine that this limitation can be exceeded in specific cases where consistent with the public interest.

     The Company is pursuing discussions with the FCC to guide its further efforts, one of which could be a request for a declaratory ruling from the FCC that its ownership structure qualifies for a waiver of the foreign ownership limitations as consistent with the public interest. Those discussions may also suggest that Roamer One should restructure its management or ownership in some fashion as a prerequisite for a waiver. If no waiver is obtained, neither the Company nor its subsidiaries will be able to hold any CMRS license, which would limit growth opportunities. The Company can give no assurance that Roamer One will be granted any necessary waiver of the FCC's foreign ownership limitations to enable it to convert PMRS licenses to CMRS status and provide interconnected service thereon or to acquire CMRS licenses or to hold PMRS licenses determined to be the functional equivalent of CMRS licenses.

     CONSTRUCTION OF 220MHZ SYSTEMS. Pursuant to the FCC's Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252, which determined that the construction deadline for non-nationwide 220MHz systems would be March 11, 1996 for all systems that were not granted a valid modification of license, a total of 191 modification applications were filed by or on behalf of licensees under management by Roamer One. 29 of these were submitted with a request for waiver of the modification filing deadline as a result of the failure of the FCC's electronic filing system on the deadline. The FCC has taken no action on any modification requests that were submitted with a waiver of the filing deadline. In the event a modification application is denied or a system for which a modification was granted is not built by the construction deadline, the license for the system is subject to automatic cancellation for failure to meet the construction deadline and the Company would lose all of its rights and benefits under its

Management Agreement with respect to such license.   There can be no
assurance that the FCC will act favorably on the pending modification applications or that the FCC's decision will not result in reductions in coverage, increased site rental, further site relocation costs, or other adverse effects. There can also be no assurance that the Company will be able to complete the construction of all systems for which a modification is granted by the end of the extended construction period or that it will have the financial resources to do so.

     Licensees whose sites are located near the Canadian border are subject to the same rules and have the same opportunity to modify site locations, except that the construction period of one year does not become effective until such time as a treaty is signed between Canada and the United States regarding the use of the 220MHz frequencies that cross borders. If the Company decides to construct such systems prior to a treaty between Canada and the United States, there can be no assurance that a treaty will ultimately be negotiated and adopted or that the Company will be able to retain its rights and benefits afforded by the Management Agreement relating to such licenses in the event a treaty is not negotiated.

     PHASE II LICENSING OF 220MHZ SYSTEMS. On March 12, 1997, the FCC released a THIRD REPORT AND ORDER AND FIFTH NOTICE OF PROPOSED RULEMAKING ("THIRD 220MHZ R&O" AND "FIFTH NPRM") in PR Docket No. 89-552, GN Docket No. 93-252 and PP Docket No. 93-253 to govern the future operation and licensing ("Phase II") of the 220-222MHz band. Phase II licenses will be awarded by the FCC through competitive bidding. Under the new rules, Phase II "Economic Area" or "EA" (as defined by the Bureau of Economic Analysis of the Department of Commerce) and "Regional" (as defined by the FCC) licensees may locate their base stations anywhere within their geographic borders provided, among other things, that co-channel Phase I licensees are protected from harmful interference consistent with the THIRD 220MHZ R&O.

     In the THIRD 220MHZ R&O, the FCC did not adopt its earlier proposal to rechannelize the 220MHz band exclusively into contiguous channel assignments and instead maintained the Phase I non-contiguous channel block allocations used in licensing the Phase I non-nationwide trunked systems. For purposes of the Phase II auctions, these channel blocks are grouped in various combinations to create the EA and Regional Phase II licenses. The THIRD 220MHZ R&O allows both Phase I and Phase II 220MHz licensees that aggregate contiguous channels to deploy non-narrowband equipment (i.e. non-5 kHz) on their channels subject to the satisfaction by that equipment of a spectrum efficiency standard of one voice channel per 5 KHz and/or 4800 bps per 5 kHz of bandwidth for data operation. The spectrum efficiency standard will be enforced through the FCC's type acceptance process and will sunset on December 31, 2001. The THIRD 220MHZ R&O permits Phase II licensees to deploy paging and fixed stations in the 220MHz band and to geographically divide ("partition") their licenses by assigning a portion of the license to a third party.

     The FCC further decided in the THIRD 220MHZ R&O to license the nationwide, Regional and EA channel blocks in an auction. An upfront payment will be required of all parties participating in the Phase II auction, the amount of which will be subsequently announced by the FCC. Loss of upfront payments or down payments, monetary forfeitures and disqualification from future auctions are potential penalties for bidders that default on their payment obligations or who withdraw otherwise winning bids. Parties who have applied to bid on licenses in the same geographic areas are subject to FCC anti-collusion rules, and all bidders are subject to the antitrust laws.

     The Phase II auction rules make special provision for bidders qualifying as either "Very Small" (a bidder that, together with its affiliates and controlling principals, has average gross revenues that are not more than $3 million for the three preceding years) or "Small" (a bidder that, together with its affiliates and controlling principals, has average gross revenues that are not greater than $15 million for the three preceding years) businesses. Among other provisions, bidders qualifying as Very Small Businesses will receive a 25% bidding credit towards their bids; bidders qualifying as Small Businesses will receive a 10% bidding credit towards their bids.

     The THIRD 220MHZ R&O may be subject to reconsideration on any issue decided therein by the FCC or to review by a court of competent jurisdiction.
 There is no assurance that the FCC will not amend or reverse any of its decisions in the Third 220MHz R&O on reconsideration or be directed to do so by a court. The Company can give no assurance on the time frame in which the FCC may schedule the Phase II auctions, that it will be successful in becoming eligible to bid on Phase II CMRS licenses, that it would be successful in bidding at the Phase II auctions, that any winning bids will not affect projections or future performance, that Roamer One's participation in the Phase II auction might divert funds from other uses, that it will qualify as a Very Small or Small Business for bidding in the Phase II auctions, that Roamer One would not be competitively or financially disadvantaged by other bidders qualifying as Very Small or Small Businesses for auction purposes, or that increased competition resulting from the Phase II licensing would not adversely affect the Company.

     U.K. In the U.K., all operators of mobile radio systems require a license from the RA. For short term use (E.G., of equipment rented out by the ESU) the user can rely on the license granted by the RA to the renting company.

     In the U.K., the RA is principally responsible for the management of the civil radio spectrum. In August 1993, the RA issued a policy statement entitled "Private Mobile Radio: 5kHz Channels." In that statement the RA recognized that narrowband 5kHz channeling was one of a number of possible ways of achieving the benefits of greater spectrum efficiency. The RA has indicated that it will be making spectrum available in narrowband channels in accordance with a common European approach. The RA stated that the progressive introduction of narrowband channels would enable users to take advantage of the new spectrally efficient technology and would provide a sound basis for manufacturers to supply into the market.

     On June 17, 1996, the Department of Trade and Industry published a Consultative Document entitled "Spectrum Management: Into the 21st Century." This document sets out the view of the RA that existing regulatory measures for spectrum management in the U.K. are no longer sufficient. New measures are proposed by which the current radio license fees will be replaced by new spectrum pricing methods intended to reflect more closely the value of the spectrum. Under the present policies established by the Wireless Telegraphy Act of 1949, radio license fees are set at a level to recover no more than the fully allocated costs of managing the spectrum. As a result, the price charged for spectrum is very low in comparison to its economic value. The RA believes that the new method, encompassing both auctions and administrative pricing, will provide users of congested frequencies with incentives to migrate to less congested frequencies, to re-equip with spectrum-efficient equipment, to move to more spectrum efficient services and to cease hoarding spectrum.

ITEM 2.   PROPERTIES

     As of September 30, 1996, the Company, through Olympic, owned property located at 5800 West Jefferson Boulevard, Los Angeles, California (the "Property"). The Property consisted of a one-story masonry building with approximately 66,750 square feet of manufacturing and office space on approximately 89,210 square feet of land. The Property was sold in December, 1996.

     Roamer One has a five-year lease for approximately 3,370 square feet of office space at 970 West 190th Street, Suite 720, Torrance, California. As of September 30, 1996, three and one half years remained on the lease. In November, 1996, Roamer One entered into a second lease for an additional 2,235 square feet of office space in Suite 440 at the same street address. The second lease runs concurrently with the first lease.

     The following table sets forth Radiocoms' principal owned and leased executive, finance, sales and marketing, manufacturing, warehouse and research and development facilities and radio mast locations:

            LOCATION                             USE
            --------                             ---
Midsomer Norton, England+/*          executive and finance offices, sales and
                                     marketing, manufacturing, warehousing and
                                     research and development
Cardiff, Wales+                      sales and maintenance
Croydon, England*                    sales and maintenance
Barnstaple, England+                 radio mast site
Liskeard, England*                   radio mast site
Peterborough, England*               radio mast site
Broomfield, England*                 radio mast site
Redruth, England*                    radio mast site
Heathrow Airport, England*           maintenance base
Abington, Scotland*                  radio mast site
Kilcreggan, Scotland*                radio mast site

___________
+    Owned
*    Leased or occupied under license

     MUSA has assumed a lease from MIC for approximately 44,050 square feet of warehouse and office space at 1690 North Topping Avenue, Kansas City, Missouri. The lease expired in the fourth calendar quarter of 1996 and the Company is currently negotiating a renewal to the lease.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

     The Company Common Stock trades on The NASDAQ Small-Cap Market tier of The Nasdaq Stock Market ("NASDAQ") under the symbol IDCC. The following table sets forth the high and low trade price as reported by NASDAQ for each quarter during the fiscal year ended September 30, 1996 and the year ended December 31, 1995.

                         TRADE PRICE
                       ------------------
                         HIGH      LOW
                       -------   --------
       1996

First Quarter          $ 9-3/4   $      5
Second Quarter               9          6
Third Quarter            6-7/8      4-1/4

       1995

First Quarter          $ 4-7/8   $  2-1/8
Second Quarter          10-3/4      3-7/8
Third Quarter           12-1/4      5-1/2
Fourth Quarter           8-5/8      5-7/8

     The number of common shareholders of record was approximately 3,364 on March 19, 1997. The last reported trade price for the Company Common Stock by NASDAQ on December 31, 1996 was $5 5/64. The last reported trade price for the Company Common Stock by NASDAQ on March 25, 1997 was $2.50.

     The Company has never paid a cash dividend and has no present intention to pay any cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial information is derived from the audited financial statements of INTEK.

(Thousands, except per share amounts)



                                                       INCEPTION
                                                       (FEB. 4, 1994)
                                 9 MONTHS ENDED        THROUGH
                                 SEPT. 30, 1996     SEPT. 30, 1996
                                 --------------     --------------
Statement of Operations Data
     Net Sales                       $  2,459        $    6,335
     Net Loss                        $ (7,249)       $  (11,025)
     Net Loss per Share              $  (0.65)       $    (1.32)


                                 SEPT. 30, 1996
                                 --------------
Balance Sheet Data
     Working Capital                 $  5,899
     Total Assets                    $ 29,726
     Shareholders' Equity            $ 14,730

     No cash dividends have ever been paid by the Company.

     The above schedule should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report on Form 10-K includes forward looking statements concerning the Company and its subsidiaries. The forward looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are many factors that could cause the events in such forward looking statements to not occur, including, without limitation the following: (a) general or industry economic conditions, (b) the ability and willingness of LMR users to purchase equipment or subscribe for services provided by INTEK, (c) pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for INTEK's products or services, (d) difficulties in obtaining materials, supplies and equipment for building out SMR systems, (e) difficulties or delays in development, production, testing and marketing of products including, but not limited to, failure to ship new products and technologies when anticipated, (f) any defects in INTEK's products or technologies, (g) any failure to realize economies when planned, (h) the effects of and changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges or taxes, and the ability or inability of INTEK to obtain or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates, (i) intergovernmental disputes as well as actions affecting frequency, use and availability, spectrum authorizations and licensing, (j) the ability or inability of INTEK to obtain additional capital, and (k) the costs and other effects of legal and administrative actions, cases and proceedings (whether civil or criminal), settlements and investigations.

     The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the nine months ended September 30, 1996 and as compared with the twelve months ended December 31, 1995 as indicated in the Company's consolidated financial statements.

     As described in Footnote (1), as of August 1, 1996, the Company, through MUSA, acquired the U.S. LMR Distribution Business. All rights to sales reserves and related accounts payable were transferred to MUSA as of that date. Consequently, the following Management Discussion and Analysis includes the results of the U.S. LMR Distribution Business from August 1, 1996 through September 30, 1996. No results of the U.S. LMR Distribution Business are included for the 1995 Results of Operations.

     As described in Footnotes (1) and (17) of the Consolidated Financial Statements, on December 3, 1996, the Company acquired the Radiocoms Stock. See the quarterly report filed by the Company on February 14, 1997 on Form 10-Q for the period ended December 31, 1996 by the Company for results of operations for such quarter for the three months ended December 31, 1996 for Radiocoms, and the one month ended December 31, 1996 for INTEK and its subsidiaries, Roamer One, MUSA, Olympic, IMCX and IDC.

1996 RESULTS OF OPERATIONS - NINE MONTHS COMPARED TO PRIOR YEAR (Information as of September 30, 1995 is unaudited)

     NET SALES. As of September 30, 1996, the Company had effectively no subscribers but had completed construction of 105 systems subject to Option Agreements, 48 systems subject to Management Agreements and 27 systems pursuant to a supply agreement for a total of 180 systems. This is an increase of 81 systems over the 99 systems that were constructed as of September 30, 1995 and an increase of 13 over the 167 systems that were constructed as of December 31, 1995. During the nine months ended September 30, 1996, billings to licensees for site equipment, construction and installation resulted in consolidated equipment sales of $707,000, sales of mobile radios of $1,690,000 and subscriber revenues of $5,000 and repair income of $57,000 for a total of $2,459,000. Site equipment sales for the nine months ended September 30, 1995 were $2,326,000 and there were no sales of mobile radios. Site equipment sales for the twelve months ended December 31, 1995 were $3,547,000. No significant revenues have been generated from the operation of these systems to date. Included in 1996 revenues are mobile radio sales by MUSA of $1,513,000 for the two months ended September 30, 1996.

     COST OF GOODS. Cost of goods sold for site equipment, construction and installation as a percentage of net equipment sales was 98.9% for the first nine months of 1996. While the Company has elected to standardize on Radiocoms repeater equipment, it had incompatible equipment from other vendors in inventory. During the nine months of 1996, this equipment was sold to third parties at a loss of $110,000. Excluding the loss from this disposal, the cost of sales was 83.4%, which was an improvement over 89.0% for the nine months ended September 30 1995 and 91.7% for the 12 months ended December 31, 1995.

     For the period from August 1, 1996 to September 30, 1996, MUSA's cost of sales accounted for 73.2%. This represented a combination of sales of inventory acquired from MIC that was priced at replacement cost value, and new product purchases from primary overseas vendors. Since much of the product is purchased in Japan, the steady trend of strengthening in the U.S. Dollar against the Japanese Yen has improved gross margins and lowered product costs.

     SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For the first nine months of 1996, site expenses were $744,000, up from $398,000 for the same period in 1995. For the twelve months ended December 31, 1995 site expenses were $469,000. The increased expenses were required to support the additional systems that were constructed after September 30, 1995.

     SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the nine months of 1996 were $613,000, an increase of $499,000 over the $114,000 for the same period in 1995 due to the creation of a Roamer One sales organization, a large advertising mailing and the inclusion of two months of selling expenses

($268,000) for MUSA. Selling expenses for the twelve months ended December 31, 1995 were $183,000.

     ENGINEERING EXPENSES. Engineering expenses are primarily consulting fees, travel and equipment rental required to optimize and support the repeater sites. The engineering expenses for the first nine months of 1996 were $133,000. No expenses were incurred in this category in 1995 as all engineering functions were performed by SCL.

     GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses have historically been salaries, consulting and management fees, legal and audit costs to support the management of the systems, together with the efforts to raise capital. With the addition of MUSA, general administrative expenses for 1996 include two months of warehouse and distribution operations, amortization of $10.4 million value of trademark and goodwill, product warranty expenses, and service contracts. General and administrative expenses were $2,416,000 during the first nine months of 1996, an increase of $391,000 compared $2,025,000 for the first nine months of 1995. $645,000 is attributable to two months of operations for MUSA. The balance of general administrative expenses excluding those relating to MUSA decreased $254,000 for the first nine months of 1996 compared to the first nine months of 1995. General administrative expenses for the twelve months ended December 31, 1995 were $2,689,000.

     WRITE-DOWN OF SITE EXPENSES. Roamer has decided to standardize on Securicor equipment for its repeater sites to ease networking, and the ability of its subscribers to activate a Roamer radio on any Roamer repeater site. As of September 30, 1996 the Company had 23 systems from manufacturers other than Securicor. Subsequent to September 30, the Company was able to trade 7 of these systems for 7 Securicor systems that had been installed by licensees not under management agreement with Roamer. The Company has provided a reserve of $861,000 in the nine month period ended September 30, 1996 which is Management's estimate of the losses on disposing of the remaining 16 systems.

     ACQUISITION EXPENSES. Acquisition expenses are legal and accounting costs related to the Securicor Transaction and the previously announced but terminated transaction with SCL. The acquisition expenses for the nine month period ended September 30, 1996 were $992,000, an increase of $854,000 over the $138,000 for the same period in 1995. For the twelve months ended December 31, 1995, acquisition expenses were $177,000.

     OPERATING LOSS. For the nine months ended September 30, 1996, the operating loss was $5,291,000 up from $2,430,000 for the same period in 1995. The operating loss for the twelve months ended December 31, 1995 was $3,225,000. The increased losses were due to the cost of the infrastructure to manage the licenses and sell services to subscribers the writedown of site expenses, the addition of MUSA and the costs of preparing for the acquisition of the U.S. LMR Distribution Business and the Securicor Transaction.

     GAIN (LOSS) ON SALE OF ASSETS HELD FOR SALE. During the nine months ended September 30, 1996, the Company incurred a cost of $201,000 to maintain the Property in preparation for its sale. During the nine months ended September 30, 1995, the Company realized a gain of $1,195,000 from the sale of the production equipment and remaining inventory of Olympic. For the twelve months ended December 31, 1995, the Company recognized a gain of $1,204,000. The Property was sold subsequent to September 30, 1996.

     INTEREST AND FINANCING COST. Interest expense, included in other income (expense), was $1,769,000 for the nine months ended September 30, 1996, up from $114,000 during the first nine months of 1995. Interest expense for the twelve months ended December 31, 1995 was $844,000. Interest expense for 1996 was accrued on the Debenture and the Notes and included $907,000 related to all $5,000,000 of the Notes into Company Commo Stock at an average discount of 18% below market price. Interest expense for 1995 related primarily to the short-term promissory note payable Quest Capital Corporation ("Quest") (the "Quest Note"). Interest expense for 1995 included financing costs of $635,000 that were paid in the form of Company Common Stock issued to Quest for extensions of the term of the Quest Note originally due December 1994 but extended to December 1995.

     NET LOSS. The net loss was $7,249,000 for the first nine months of 1996, compared to a loss of $1,961,000 for the same period in 1995. Excluding the gain on sale of assets of $1,152,000 the loss for 1995 would have been $3,156,000. The net loss for the twelve months ended December 31, 1995 was $2,837,000.

1995 RESULTS OF OPERATIONS

     NET SALES. As of December 31, 1995, the Company completed construction of 100 SMR systems subject to option agreements and 67 systems subject to management agreements for a total of 167 systems.

     COST OF GOODS. Cost of goods sold as a percentage of net equipment sales was 91.7% in 1995.

     SITE EXPENSES. Site expenses are primarily tower lease, telephone (for modem access), and insurance. For 1995, site expenses were $469,000.

     SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. For 1995, selling expenses were $183,000.

     GENERAL ADMINISTRATIVE EXPENSES. General administrative expenses are primarily salaries, consulting and management fees, legal and audit costs. General administrative expenses were $2,416,000 in 1995.

     ACQUISITION EXPENSES. Acquisition expenses are legal and accounting costs related to the previously announced but terminated transaction with SCL. Acquisition expenses during 1995 were $177,000.

     INTEREST EXPENSE. Interest expense, included in other income (expense), was $205,000 in 1995.

     NET LOSS.  Net loss was $2,837,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash historically since September 1994, has been selling shares of Company Common Stock, borrowing against the Company's assets, selling the assets relating to discontinued operations, obtaining vendor financing, and borrowing from related parties. For the nine months ended September 30, 1996, the Company used $5,826,000 in cash for operating activities to pay employees, vendors, site expenses, acquisition expenses, debt conversion, $4,385,000 related to the cash portion of the Midland acquisition price and $1,133,000 for capital expenditures. The Company also invested $10,400,000 in patents and goodwill associated with the Company's acquisition of the U.S. LMR Distribution Business. Through its financing activities, the Company raised approximately $14,047,000 in gross proceeds from which $2,434,000 was used to repay related party borrowings and $277,000 for financing costs. Cash for the nine months increased $899,000 over the year-end balance.

     The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. Additional capital will be required to complete the build-out of the 220MHz SMR systems, to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis and to complete purchase of the Krystal Systems. See Footnote (17) of the Consolidated Financial Statements for a discussion of the Krystal Systems. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220MHz SMR Systems. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company.

     Upon the consummation of the Securicor Transaction, Securicor Communications agreed to make available to INTEK an amount up to $15,000,000 to fund INTEK's working capital needs (the "INTEK Loan Agreement"). The INTEK Loan Agreement may be drawn upon by INTEK so long as it maintains a net worth of at least $20,000,000. The INTEK Loan Agreement bears interest at the rate of prime (to be defined to the average of prime rates announced by certain specified banks) plus 1% through December 31, 1997 and thereafter interest will accrue at the rate of 11% compounded annually on the outstanding principal balance, payable upon the repayment in full of the outstanding principal balance but no later than June 30, 2001. The obligations under the INTEK Loan Agreement may be prepaid at any time without any penalty. The INTEK Loan Agreement must be redeemed upon a change of control of INTEK or upon the sale of the majority of its assets. INTEK may redeem the INTEK Loan Agreement, at par plus accrued interest, subject to restrictions contained in any senior debt facility it may obtain, in increments of $500,000. If such redemptions are made prior to December 31, 1997, the availability under the INTEK Loan Agreement will be reduced accordingly. As of March 25, 1997, the amount outstanding under the INTEK
Loan Agreement was $9,085,000. In addition, letter of credit guarantees for inventory purchases by MUSA in the amount of $5,878,000 were outstanding. While the guarantees are not loans and do not accrue interest, such guarantees do reduce the amount available under the INTEK Loan Agreement for future borrowings. See Footnote (12) of the Consolidated Financial Statements.

     INTEK believed upon the consummation of the Securicor Transaction that the amount of the INTEK Loan Agreement was adequate to fund its working capital needs. Based on its experience to date, the Company is experiencing a need for additional working capital. The Company anticipates that its monthly working capital needs in fiscal 1997 will be approximately $1 million a month. To fund the Company's consolidated cash needs, the Company is pursuing a number of financing alternatives. First, the Company is having discussions with Securicor Communications for additional financing, including through the elimination of the restriction under the INTEK Loan Agreement that letter of credit guarantees reduce the amount available under the INTEK Loan Agreement thereby adding approximately $6 million to the availability under the INTEK Loan Agreement. On March 14, 1997, Securicor Communications advanced $1,000,000 to INTEK, upon such commercially reasonable terms and conditions to be agreed upon by the parties. Second, the Company is pursuing asset based financing with a third party lender. Third, the Company may pursue a financing involving a private or public placement of its securities. Management believes that through a combination of an arrangement with Securicor Communications, a new facility with a third party lender and a private or public placement of its securities, adequate financing arrangements will be arranged to meet the Company's near term cash needs.

     BORROWINGS. In November 1994, the Company borrowed $2,500,000 evidenced by a short- term promissory note, bearing 12% interest, from Quest. The loan was secured by a lien on the Property and a guaranty by SCL. Quest was issued a total of 162,000 shares of INTEK common stock as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of Company Common Stock to Quest as payment in full of the principal.

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). The Debenture was secured by land and a building owned by Olympic (the "Property"). INTEK also issued 50,000 shares of its Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, INTEK paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to MeesPierson pursuant to Regulation S under the Securities Act, and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee (pursuant to Regulation S under the Securities Act). In exchange for a further extension to January 31, 1997, INTEK issued MeesPierson 34,000 shares of Company Common Stock (pursuant to Regulation S under the Securities Act). The Senior Debenture was paid in full on December 31, 1996. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Month Period Ended September 30, 1996 and For the Twelve Month Period Ended December 31, 1995 - Liquidity and Capital Sources.

     In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, holders of the Notes, as of September 30, 1996, had exercised warrants to convert $500,000 of the Notes into Company Common Stock and as of December 31, 1996, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount, in the amount of $907,000 is included in interest expense.

     In connection with the Midland Transaction, Securicor Communications extended a limited use $15 million line of credit to MUSA to fund the operation of the U.S. LMR Distribution Business (the "MUSA Loan Agreement"). On December 3, 1996, INTEK consummated the Securicor Transaction (see Footnote 17 of the Consolidated Financial Statements). Simultaneous with the Acquisition, (i) Securicor Communications, INTEK and MUSA, entered into an Assumption and Release Agreement on December 3, 1996, under which Securicor Communications agreed to release MUSA from its obligations under the MUSA Loan Agreement and INTEK agreed to assume all of MUSA's obligations outstanding under the INTEK Loan Agreement, whereby the MUSA Loan Agreement was amended and restated to provide for INTEK as the Borrower under the INTEK Loan Agreement. The obligations outstanding of MUSA under the MUSA Loan Agreement have become INTEK's obligations under the INTEK Loan Agreement. The September 30, 1996 Long Term Notes Payable balance of $9,310,000 includes $4,810,000 in borrowings under the MUSA Loan Agreement.

     On November 1, 1996, the Company sold a series of 6.5% Notes, with attached warrants (the "November 1996 Notes") to two purchasers through Brown Simpson, LLC pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act"). Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The November 1996 Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. As of February 18, 1997, holders of the November 1996 Notes exercised warrants to convert all $2,000,000 of the November 1996 Notes into Company Common Stock at an average discount of 28% below market price.

     On February 6, 1997, the Company sold a series of 7.5% Convertible Debentures (the "February 1997 Debentures") and separate offshore warrants (the "February 1997 Warrants") to three purchasers pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $3,990,000. The February 1997 Debentures mature on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest is due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. The debt conversion price is the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion. Up to 33% of the February 1997 Notes can be converted to Company Common Stock after May 7, 1997; an additional 33% can be converted after August 5, 1997 and the balance can be converted after November 3, 1997. The February 1997 Warrants become exercisable by the holders thereof on April 7, 1997. INTEK has the right, which may be exercised in whole or in part on or after April 6, 1998, to require the holders to exercise these Warrants. The Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments.

     EQUITY SALES. On June 30, 1995, the Company issued 947,042 shares of Common Stock of INTEK to Securicor LMT in payment of invoices then outstanding totaling $4,000,000. The shares of Company Common Stock were issued pursuant to a Financing Agreement entered into between the companies on April 20, 1995.

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

     Sales of Assets. As of December 31, 1995, the Company completed four sales totaling $3,895,076 for equipment and inventory. The Company has received cash to date of $3,767,745 and a note for the remaining principal amount of $127,331 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only. Of the proceeds from these sales, $263,000 was applied against a note secured by the Property, $900,000 was repaid to Quest under the Quest Loan and the remainder was used for working capital. Included in liabilities at December 31, 1994 was a note payable balance of $492,000. This note was repaid in full during 1995. During December 1996 Olympic sold the Property for a net profit of $756,000. The Property was the sole remaining fixed asset of the discontinued operation of Olympic.

EFFECTS OF INFLATION

     The Company was not affected in any material respect by inflation during fiscal 1995 or 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are set forth at the pages indicated in Item 14 (a)(1) and (2). The Company is not required to include the supplementary data set forth in Item 8.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 25, 1997. As of September 30, 1996, Nicholas R. Wilson, Harry Dunstan, Peter A. Heinke, Christopher Branston, John G. Simmonds, David Neibert and Steven L. Wasserman comprised the Company's Board of Directors. Subsequent to, and in connection with, the Securicor Transaction, Messrs. Wilson, Dunstan, Heinke and Branston resigned as officers and directors of the Company and Edmund Hough, Peter Hilton and Robert Kelly were appointed to fill vacant seats on the Board of Directors.
                                                             POSITION
                                                              HELD
     NAME            AGE  POSITIONS WITH THE COMPANY          SINCE
-------------------  ---  --------------------------         --------

Edmund Hough         52   Interim Chief Executive Officer
                           and Director                        1996
John G. Simmonds     46   Director                             1994
Steven L. Wasserman  43   Secretary and Director               1994
David Neibert        41   Executive Vice President
                           and Director                        1994
Peter Hilton         56   Director                             1996
Robert Kelly         40   Director                             1996
Robert Shiver        42   Director                             1997
Lee Montellaro       51   Chief Financial Officer              1997


     Edmund Hough became the Interim Chief Executive Officer and a director of the Company on December 3, 1996. Dr. Hough is a member of the Company's Stock Option Committee and the Compensation Committee. He is the Chief Executive Officer of the Communication Division of Securicor and has served in that position since June 1992. Prior thereto, Dr. Hough was the Managing Director of Johnson Matthey Europe Limited from 1989 to May 1992 and the Managing Director of Hoeschst Paint Group Limited from 1985 to 1989. Dr. Hough is a director of Securicor and Cellnet Group Limited (a U.K. mobile telephone operator in which Securicor has a 40% interest).

     John G. Simmonds became a director of the Company on September 23, 1994. Mr. Simmonds is a member of the Company's Stock Option Committee and the Compensation Committee. Since 1990, Mr. Simmonds has been the Chairman of the

Board of Directors, President and Chief Executive Officer of Simmonds Capital Limited, a diversified electronics company and since 1990, the Chairman of the Board of Directors and Chief Executive Officer of Kustom Electronics Inc., a manufacturer of equipment for wireless data transmission. Since October, 1995, Mr. Simmonds has been the Chairman of the Board of Ventel, Inc., a Canadian corporation listed on the Vancouver Stock Exchange and Montreal Exchange. In January 1995, Mr. Simmonds was appointed to the Board of Directors of American Digital Corporation, a publicly traded company in the LMR business. Mr. Simmonds was Executive Vice President and a director of Glenayre Electronics, Ltd., a wireless communications business, from 1988-1990. He was formerly a director (1977-1990) and Vice President (1968-1990) of A.C. Simmonds & Sons Limited., an electronics distributor.

     Steven L. Wasserman became Secretary and a director of the Company on September 23, 1994. Mr. Wasserman is a member of the Company's Audit Committee. Mr. Wasserman is an attorney and a partner of the law firm of Kohrman Jackson & Krantz, Cleveland, Ohio. He is a director of Roamer One Holdings, Inc. Mr. Wasserman was a vice-president of the law corporation of Honohan, Harwood, Chernett & Wasserman, Cleveland, Ohio, from September 1983 until September 1, 1994.

     David Neibert became a director of the Company on September 23, 1994. Mr. Neibert is the Executive Vice President of INTEK and the President and a director of Roamer One, Inc. Mr. Neibert is a director and was the President (1992-1994) of Roamer One Holdings, Inc. and was the President of Master Marine Incorporated D.B.A. Seamark Marine Electronics (1987-1992). Mr. Neibert was also a director of the American Mobile Telecommunications Association and served as the Chairman of its 220MHz Council until July 1996.

     Peter Hilton became a director of the Company on December 3, 1996. He is the Chairman of Radiocoms and has served in this position since September 1996, and has served previously as the Managing Director of Radiocoms (or similar positions with predecessor companies) since May 1990. Prior thereto, Mr. Hilton served in various senior technical and management positions with the Radio Communications, Avionics and Marine Systems subsidiaries of The Plessey Company plc. Mr. Hilton is a Chartered Engineer and a Fellow of the Institute of Electrical Engineers.

     Robert Kelly became a director of the Company on December 3, 1996 and is a member of the Company's Audit Committee. He has been a principal in the Washington, D.C. law firm of Kelly & Povich, P.C. since its formation in October 1994 and currently serves as telecommunications counsel to Securicor. Mr. Kelly was a partner in the Washington, D.C. firm of Piper & Marbury from January 1989 to March 1992, was a sole practitioner from March 1992 to February 1993 and was a principal in the firm of Kelly, Hunter, Mow & Povich, P.C. from February 1993 to October 1994. Securicor has agreed to indemnify Mr. Kelly for certain liabilities arising out of his duties as a director of INTEK.

     Robert Shiver became a director of the Company on March 13, 1997. Since 1994, Mr. Shiver has served as Chief Executive Officer and a director of Centennial Security Holdings, Inc. and Centennial Security, Inc. Centennial is one of the largest providers of security systems and services in North America. Mr. Shiver, since 1992, also serves as Chairman and director of BDC Holdings, Inc.

     Lee R. Montellaro became chief financial officer of the Company on February 20, 1997. Since April 1995 Mr. Montellaro was an independent corporate finance consultant. Prior thereto, from November 1993 he was Chief Executive Officer and a Director of the Luxcel Group, Inc. ("Luxcel") a NASDAQ listed company that was a paging carrier, distributor of cellular products and a cellular agent. Since November 1988 Mr. Montellaro held various other positions with Luxcel and its predecessor company, including that of chief financial officer. Mr. Montellaro is a New York certified public accountant.

     ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth as of September 30, 1996 all compensation paid by the Company to the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeds $100,000 (the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE


                                                                               SECURITIES
                         CAPACITY IN WHICH                  CASH               UNDERLYING
NAME                    COMPENSATION RECEIVED           COMPENSATION             OPTIONS
------------------      ---------------------           ------------             -------
Nicholas R. Wilson      Chairman of the Board
                        1996                            $ 112,500
                        1995                            $  20,000                $  40,000
                        1994                                    0

John Simmonds           Chief Executive Officer
                        INTEK Diversified
                        Corporation
                        1996                            $       0                  1/
                        1995                            $       0
                        1994                            $       0                  40,000

David Neibert           President, Roamer One
                        Director INTEK Diversified
                        Corporation
                        1996                            $ 116,360
                        1995                            $ 122,500
                        1994                            $  80,000                  40,000



1/ Mr. Simmonds received compensation as a director of INTEK. See "Executive Compensation -- Director Compensation."


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

OPTIONS IN THE LAST FISCAL YEAR

     The Company did not grant any options to any of the Named Executive Officers in the fiscal year 1996.

     Options for 57,500 shares of Common Stock of INTEK were exercised under the 1988 Key Employee Plan during 1995 and 7,500 options were terminated, leaving no outstanding options under this plan as of December 31, 1995. Options for 40,000 shares of Common Stock of INTEK were exercised during 1995 and options for 162,000 shares were exercised during 1996 under the 1994 Stock Option Plan. During 1995 options were issued to 4 non-executive officer employees for a total of 72,000 shares at an exercise price of $5.875 per share and not options were issued during 1996. As of March 25, 1996, options for 250,000 shares were outstanding under the 1994 Stock Option Plan. No options under the 1994 Directors Plan were exercised in 1995 but during 1996, options for 55,000 shares were exercised. As of March 25, 1996, options for 65,000 shares were outstanding under the 1994 Directors Plan.

SEP-IRA PLAN

     Olympic adopted a Simplified Employees Pension Individual Retirement Account Plan ("SEP-IRA") in 1979. The plan is one by which Olympic may contribute up to 15% of a salaried employee's annual remuneration to any qualified SEP-IRA account of the employees' choice. The annual contribution, if any, is solely at the discretion of the Board of Directors and is not based on profits, sales or any other operational measure. No contribution was made to the SEP-IRA for the nine months ended September 30, 1996 or the year ended December 31, 1995.

EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

     Pursuant to a Consulting Agreement between Nicholas R. Wilson and the Company, the Company paid $10,000 per month to Nicholas R. Wilson, the former Chairman of the Board (until his resignation from the board on December 3, 1996). On March 21, 1997, the Company notified Mr. Wilson that it is terminating this Consulting Agreement.

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


DIRECTOR COMPENSATION

     All directors are paid an annual director's fee of $4,000 plus $500 for each board meeting, special committee meeting or audit committee meeting. The annual maximum fee per director is $10,000.


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

     SECTION 16(a) REPORTING DELINQUENCIES.   Based solely upon a review of
copies of reports filed with the Securities and Exchange Commission during the fiscal year ended September 30, 1996, except for Vincent Paul who filed one late report involving two transactions, Anglo York which filed two late reports involving two transactions and SCL which filed one late report involving one transaction, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

     As of September 30, 1996, the Company had no compensation committee. Compensation decisions for the executive officers (other than grants of options which are determined by the Stock Option Committee which consisted of Messrs. Branston and Wasserman) are made by the Board of Directors of the Company. On March 13, 1997, the Company appointed a Stock Option Committee and Compensation Committee consisting Messrs. Hough and Simmonds.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors of the Company was responsible for reviewing the Company's compensation policies and programs applicable to the Company's executive officers, except stock option grants which are administered by the Stock Option Committee. As disclosed in the Summary Compensation Table, the Company paid no compensation to its Chief Executive Officer, other than directors fees, for the year ended September 30, 1996. The Company had no compensation committee of the Board of Directors and the Board of Directors did adopt compensation policies, since most management services are provided by executives of SCL, a principal stockholder of the Company and Roamer One Holdings, a principal Stockholder of the Company on September 30, 1996. The Company has paid management fees to each of SCL and Nicholas R. Wilson at the rate of $18,000 and $10,000 per month, respectively, since October 1, 1994.

PERFORMANCE GRAPH

     The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the companies in the Nasdaq Stock Market Index, the Nasdaq Telecommunication Stocks Index (which includes wireless telecommunications companies that are quoted on the Nasdaq Stock Market) and the Nasdaq Non-Financial Stocks Index (which includes manufacturing companies that are quoted on the Nasdaq Stock Market). Cumulative total return for each of the periods shown in the Performance Graph are measured assuming an initial investment of $100 on December 29, 1990, and the reinvestment of any dividends.


             COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN


    INTEK DIVERSIFIED CORPORATION     NASDAQ STOCK MARKET     NASDAQ TELECOMMUNICATIONS STOCKS      NASDAQ NON-FINANCIAL STOCKS
1991                      100.000                 100.000                              100.000                          100.000
1992                      462.500                 116.376                              122.822                          109.394
1993                       87.500                 133.595                              189.282                          126.300
1994                      575.000                 130.587                              158.058                          121.444
1995                    1,525.000                 164.674                              260.964                          169.244
1996                      850.000                 216.524                              211.202                          196.264


INTEK DIVERSIFIED CORPORATION, NASDAQ STOCK MARKET, NASDAQ TELECOMMUNICATIONS STOCKS AND NASDAQ NON-FINANCIAL STOCKS

     On September 23, 1994, the Company acquired the business of Simrom pursuant to the Merger of Simrom into a subsidiary of the Company. Subsequent to the Merger, the Company redirected its business from the Plastics Business to the business of developing and managing 220 MHz SMR Systems in the U.S. utilizing the recently licensed 220 MHz. By May 15, 1995, the Company sold substantially all of the operating assets of Olympic as part of repositioning its business into the communications industry. Management has selected the Nasdaq Non-Financial Stock Index (which includes manufacturing companies) as a meaningful index against which to measure the Company's performance prior to September 1994, as the Company was a manufacturing company in the Plastics Business. The Company has also selected the Nasdaq Telecommunication Stocks Index as a meaningful index against which to measure the Company's performance since subsequent to the September 1994 merger, the Company redirected its business into the communications industry. As of September 30, 1996, a $100 investment made in September, 1994 (the month and year in which the Merger occurred) would have increased to $211.20 if invested in the Nasdaq Telecommunications Stock Index, and $950.00 if invested in the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the information regarding the beneficial ownership of the Company's Common Stock as of March 10, 1997, by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock and (ii) each Director of the Company, and (iii) all Directors and Officers as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.




                                      AMOUNT AND                  PERCENT OF
                                      NATURE OF                COMMON STOCK AND
                                     BENEFICIAL                 STOCK OPTIONS
NAME AND ADDRESS                      OWNERSHIP             (40,426,212 SH.)(1)
----------------                      ---------             -------------------

Simmonds Capital Limited            4,465,850(2)                          11.0%
5255 Yonge Street, #1050
Willowdale, Ontario, Canada

Securicor International Limited    25,937,042                             64.2%
Sutton Park House
15 Carshalton Road
Sutton, Surrey SM 1 4LD
United Kingdom

John Simmonds(3)                       57,500                              *
44 Old Yonge Street
North York, Ontario, Canada
M2P 1P7

Steven L. Wasserman(4)                 40,000                              *
2800 Belgrave Road
Pepper Pike, Ohio 44124

David Neibert(5)                       20,445                              *
24028 Clarington Dr.
West Hills, CA 91304

Edmund Hough                                0                                0%
c/o Securicor plc
15 Carshalton Road
Sutton, Surrey, England SM 1 4LD

Peter Hilton                                0                                0%
c/o Securicor Group
15 Carshalton Road
Sutton, Surrey, England SM 1 4LD

Robert Kelly                                0                                0%
c/o Kelly & Povich, P.C.
1101 Thirtieth Street, N.W.
Washington, D.C. 20007

Robert Shiver                           1,000                                *
332 Main Street
Madison, NJ 07940

All officers and directors            118,945                                *
as a group (7 persons)


___________

(1) Includes 14,862,400 shares of Common Stock outstanding at November 5, 1996, and options for 250,000 shares under the 1994 Stock Option Plan and 65,000 shares under the 1994 Directors Plan. On April 26, 1996, the Company sold a series of 6.5% Notes with attached warrants to qualified off-shore purchasers through Global Emerging Markets/Northeast Securities, Inc. pursuant to Regulation S under the Securities Act. The warrants are exercisable at discounts (ranging from 0% to 25%) from the market price of common stock on the exercise date. On November 4, 1996 $200,000 aggregate principal amount of notes were outstanding, and the attached warrants were exercisable at $4.29 (a 17% discount), for an aggregate of 46,620 shares.

(2) On March 24, 1995, SCL purchased 45,000 shares of Common Stock at $4.25 per share from certain of SCL's employees, including certain officers and directors of the Company, and SCL has agreed, under the Employee Option Agreement dated as of April 7, 1995, to permit each employee from whom shares were purchased to repurchase the same number of such shares at $4.25 per share until March 31, 1997 subject to SCL's right to cancel these options upon 90 days' written notice. On June 16, 1995, SCL entered into an option agreement with Roamer One Holdings pursuant to which SCL paid Roamer One Holdings $1,800,000 for an option to purchase up to 1,800,000 shares of Company Common Stock at a purchase price of $1.50 per share. The option may be exercised, in whole or in part, for a period of five years. Through March 14, 1997, SCL had exercised options to acquire 1,566,666 shares of Company Common Stock.

(3) On March 24, 1995, Mr. Simmonds sold 16,150 shares of Company Common Stock to SCL at $4.25 per share and SCL granted Mr. Simmonds an option to purchase the same number of shares at $4.25 per share until March 31, 1997, subject to SCL's right to cancel such option upon 90 days' written notice. Pursuant to the 1994 Plan, Mr. Simmonds has an option to acquire 40,000 shares of Company Common Stock at an exercise price of $3.75 per share.

(4) Pursuant to the 1994 Directors Plan, Mr. Wasserman has an option to acquire 40,000 shares of Company Common Stock at an exercise price of $3.75 per share.

(5) Pursuant to the 1994 Plan, Mr. Neibert has an option to acquire 20,000 shares of Company Common Stock at an exercise price of $3.75 per share.

 *   Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc. made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the years ended December 31, 1994 and 1995, the Company paid management fees of $200,000 and $200,004 respectively to Peter Paul Corporation, Inc. For the nine months ended September 30, 1996 and 1995, the Company paid management fees of $16,667 and $75,000 respectively.

     Pursuant to a Consulting Agreement between Nicholas R. Wilson and the Company, the Company paid $10,000 per month to Mr. Wilson, the former Chairman of the Board of the Company (until his resignation from the board on December 3, 1996). On March 21, 1997, the Company notified Mr. Wilson that it is terminating this Consulting Agreement. For both the nine months ended September 30, 1996 and 1995, the Company incurred and paid $90,000 to Mr. Wilson pursuant to this agreement. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to Mr. Wilson. In addition, the Company paid $30,000 to Mr. Wilson that had been accrued as of December 31, 1994.

     Pursuant to an oral management agreement between SCL and the Company, the Company paid SCL $10,000 per month and SCL made available the services of Messrs. Simmonds, Dunstan and Heinke, each of whom were officers and directors of the Company, to the Company. For both the nine months ended September 30, 1996 and 1995, the Company incurred and paid $90,000 to SCL pursuant to this agreement. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to SCL. The Company reimbursed SCL for the services of Mr. Heinke and Mr. Chris Green, an SCL employee, related to the transaction to acquire Radiocoms at the hourly rate of $75.00. Such services were not contemplated in the original management agreement. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994. Effective February 1, 1997, the Company ceased such payments.

     Pursuant to an oral consulting agreement between Simmonds Mercantile and Management Inc. ("SMM"), a company controlled by SCL, the Company paid SMM $8,000 per month for consulting services. For the nine months ended September 30, 1996, the Company incurred and paid $72,000 to SMM. For the nine months ended September 30, 1995, INTEK incurred and paid $88,000 to SMM. For the year ended December 31, 1995, the Company incurred $112,000 and paid $104,000 to SMM. Effective February 1, 1997, the Company ceased such payments.

     Pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and LMT, an affiliate of Securicor International Limited, a stockholder of the Company, LMT had delivered in 1995 approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's Common Stock to Securicor International Limited. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The financing agreement calls for Roamer One to purchase a total of approximately $7.9 Million in equipment. As of September 30, 1996, Roamer One had purchased $6.1 million.

     The Company and SCL had an arrangement whereby Roamer One, purchased equipment and installation services from SCL. During the twelve months ended December 31, 1995, Roamer One purchased $9,298,000 of radio equipment and installation services from SCL. During the nine months ended September 30, 1996, Roamer One purchased $848,000 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $2,422,000. Roamer One made payments and claimed credits to SCL totaling $3,222,000 leaving a balance of $48,000 as of September 30, 1996.

     On September 19, 1996, MUSA entered into a Product Purchasing Services Agreement, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. As of September 30, 1996, MUSA paid $27,800 to MIC, and through March 31, 1997, MUSA paid $69,500 to MIC, for such services.

     On September 19, 1996, MUSA and SCL entered into a Computer Services Agreement pursuant to which SCL agreed to provide MUSA access to the IBM AS400 computer system, including hardware and software, currently owned by SCL, for data processing purposes in connection with the U.S. land mobile radio business of MUSA. As of September 30, 1996, MUSA paid $33,000 to SCL, and through March 31, 1997, MUSA paid $134,000 to SCL, for such access.

     On December 3, 1996, the Company entered into a Registration Rights Agreement to provide certain holders of Company Common Stock, including SCL, MIC, Roamer One Holdings, Securicor Communications, Securicor International Limited and Anglo York Industries, Inc. with certain demand and "piggy-back" registration rights with respect to the Company Common Stock owned by the Holders. Each is a stockholder of the Company and collectively such stockholders own approximately 82% of the Company's Common Stock.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between INTEK, Securicor Communications and Radiocoms, in connection with the Securicor Transaction, INTEK agreed to obtain certain support and administrative services for Radiocoms from Securicor Communications and/or its affiliates for the purpose of enabling INTEK to manage an orderly transition in its ownership of Radiocoms.

     Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors and is its secretary. Through December 31, 1996, Mr. Wasserman received $1,000 per month and as of January 1, 1997, receives $2,000 per month, as compensation for his services as the secretary of the Company. The law firm received fees of $8,856 in 1994 and $162,097 in 1995 from INTEK. The law firm received fees of $123,000 during the nine months ended September 30, 1995 and $165,000 during the nine months ended September 30, 1996 from INTEK. The law firm received fees of $162,000 for the year ended December 31, 1995. Mr. Wasserman was formerly a principal with the law firm of Honohan, Harwood, Chernett & Wasserman, which received fees of $23,722 in 1994 from INTEK.

     Kelly & Povich, P.C., law firm of which Robert Kelly is a principal, performs legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. The law firm received fees of approximately $174,700 from Radiocoms which became a subsidiary of the Company as of December 3, 1996 through December 31, 1996.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES


                                                                                        Page
  (1)  The following financial statements are included in this
       Annual Report:

       Report of Independent Public Accountants                                          F-1

       Consolidated Balance Sheets - September 30, 1996 and December 31,
       1995.                                                                        F-2, F-3

       Consolidated Statements of Shareholders' Equity for the Nine Months
       Ended September 30, 1996, the Year Ended December 31, 1995, and
       the period from January 1, 1994 through December 31,
       1994.                                                                        F-4, F-5

       Consolidated Statements of Operations for the nine months ended
       September 30, 1996 and the year ended December 31, 1995, the period from inception (February 4, 1994) through December 31, 1994, and the
       period from inception (February 4, 1994) through September 30, 1996.              F-6

       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1996 and the year ended December 31, 1995, the period from inception (February 4, 1994) through December 31, 1994, and the



       period from inception (February 4, 1994) through September 30, 1996.         F-7, F-8

       Consolidated Statements of Operations (Pre-reverse merger) for the
       period from January 1, 1994 through September 23, 1994.                           F-9

       Consolidated Statements of Cash Flows (Pre-reverse merger)
       for the period from January 1, 1994 through September 23,
       1994.                                                                      F-10, F-11

       Notes to Consolidated Financial Statements                                  F-12-F-31


(B)  REPORTS ON FORM 8-K

     The Registrant filed one report on Form 8-K during the last quarter of 1996. The report, filed on July 2, 1996, related to the execution of two definitive agreements, one with Securicor Communications Limited, to acquire all of the outstanding stock of its subsidiary, Securicor Radiocoms Limited, and the second with Midland International Corporation ("Midland") and Simmonds Capital Limited to acquire a license for the use of the Midland trademark and certain other assets. The report was filed pursuant to Item 5 of Form 8-K.

(C)  EXHIBITS

     See Index to Exhibits at Page 35 of this Annual Report on Form 10-K for a list of Exhibits filed with this Annual Report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                             INTEK DIVERSIFIED CORPORATION


                                             By: /s/Dr. Edmund Hough
                                             -------------------------------
                                             Dr. Edmund Hough
                                             Interim Chief Executive Officer



                                             By: /s/Lee Montellaro
                                             -------------------------------
                                             Lee R. Montellaro
                                             Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURES                     TITLE                  DATE
--------------------------    ---------------------    -----------------

/s/Dr. Edmund Hough           Chairman of the Board    March 28, 1997
-------------------------
Dr. Edmund Hough

/s/John G. Simmonds           Director                 March 28, 1997
-------------------------
John G. Simmonds

/s/Steven L. Wasserman        Secretary and Director   March 28, 1997
-------------------------
Steven L. Wasserman

/s/David W. Neibert           Director                 March 28, 1997
-------------------------
David W. Neibert

/s/Peter Hilton               Director                 March 28, 1997
-------------------------
Peter Hilton

/s/Robert Kelly               Director                 March 28, 1997
-------------------------
Robert Kelly

/s/Robert Shiver              Director                 March 28, 1997
-------------------------
Robert Shiver

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of INTEK Diversified Corporation:

We have audited the accompanying consolidated balance sheets of INTEK Diversified Corporation (a Delaware corporation in the development stage) and subsidiaries as of September 30, 1996 and December 31, 1995 (Post-Reverse Merger - See Note 1), and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended September 30, 1996, for the year ended December 31, 1995, for the periods from February 4, 1994 through December 31, 1994 (Post-Reverse Merger, consisting of the statements of operations and cash flows of Roamer One, Inc., predecessor corporation in the continuing business of INTEK Diversified Corporation and subsidiaries for the period from inception (February 4, 1994) through September 23, 1994 (Pre-Reverse Merger), audited by us, and the statements of operations and cash flows of INTEK Diversified Corporation and subsidiaries for the period from September 24, 1994 through December 31, 1994 (Post-Reverse Merger), also audited by us). We have also audited the statements of operations and cash flows of INTEK Diversified Corporation and subsidiaries for the period from inception (February 4, 1994) through September 30, 1996 (Post Reverse Merger, consisting of the statements of operations and cash flows of Roamer One, Inc. and INTEK Diversified Corporation and subsidiaries as described above). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTEK Diversified Corporation and subsidiaries as of September 30, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the periods indicated above in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 1997

                          INTEK DIVERSIFIED CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                     ASSETS
                    September 30, 1996 and December 31, 1995

                                            Sept. 30      Dec. 31
                                                1996         1995
                                            --------      -------
CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,577      $   678
  Accounts receivable, net
    of allowance for doubtful
    accounts of $61 in 1996
    and $60 in 1995                            1,459        1,199
  Restricted cash                                127            -
  Notes receivable, current portion              136           54
  Inventories of equipment                     3,464        1,248
  Advances for inventory                       1,598            -
  Prepaid expenses and
    other current assets                       1,062           77
  Assets held for sale                         1,555        1,555
                                            --------      -------
  Total current assets                        10,978        4,811
                                            --------      -------

PROPERTY AND EQUIPMENT, AT COST                8,158        7,535
Less-accumulated depreciation                    (89)         (37)
                                            --------      -------
                                               8,069        7,498
OTHER ASSETS:
  Trademark and goodwill                      10,284            -
  Deferred financing costs                       215            -
  Other                                          180           225
                                            --------      -------
TOTAL ASSETS                                 $29,726      $12,534
                                            --------      -------
                                            --------      -------

The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    September 30, 1996 and December 31, 1995

                                            Sept. 30      Dec. 31
                                                1996         1995
                                            --------      -------
CURRENT LIABILITIES:
  Accounts payable                          $    719      $   301
  Accrued liabilities                          1,458          870
  Related party payable                           18        2,452
  Notes payable                                2,500            -
  Letter of credit liability                      99            -
  Licensee deposits                              285          344
                                            --------      -------
    Total current liabilities                  5,079        3,967
                                            --------      -------
NOTES PAYABLE                                  9,310            -
                                            --------      -------
DEFERRED INCOME TAXES                            607          633
                                            --------      -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 20,000,000 shares
    Issued - 14,239,416 in 1996,
    11,086,215 in 1995                           142          111
  Capital in excess of par value              26,383       12,369
  Treasury stock, at cost - 465,582
    shares in 1996 and 1995                     (770)        (770)
  Deficit accumulated during the
    development stage                        (11,025)      (3,776)
                                            --------      -------
TOTAL SHAREHOLDERS' EQUITY                    14,730        7,934
                                            --------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 29,726      $12,534
                                            --------      -------
                                            --------      -------

The accompanying notes are an integral part of these consolidated balance sheets

                          INTEK DIVERSIFIED CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Thousands, except shares)
                  For the nine months ended September 30, 1996
            and the year ended December 31, 1995 and for the period
                 from January 1, 1994 through December 31, 1994

                                                                          Deficit
                                                   Capital            Accumulated       Total
                              Common Stock       in Excess             During the     Share-
                        ---------------------       of Par   Treasury  Development   holders'
                            Shares     Amount        Value      Stock       Stage      Equity
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 12/31/93        3,282,831     $   33    $   1,187   $   (770)  $   3,567    $  4,017

Net loss prior to
     September 23, 1994
     reverse merger              -          -            -          -        (678)       (678)
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 9/23/94
     (before reverse
     merger)             3,282,831         33        1,187       (770)      2,889       3,339

Acquisition of
     Roamer One through
     reverse merger
     (Note 1)            6,000,000         60        3,269          -      (3,668)       (339)
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 9/24/94
     (after reverse
     merger)             9,282,831         93        4,456       (770)       (779)      3,000

Shares issued for
     services on
     11/22/94 at
     $4.25 per share       100,000          1          424          -           -         425

Net loss-subsequent
     to September 23,
     1994 reverse merger         -          -            -          -        (160)       (160)
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 12/31/94        9,382,831         94        4,880       (770)       (939)      3,265

Shares issued in
     connection with
     financing:
     for fees on
     5/17/95 at
     $3.92 per share        40,000          1          156          -           -         157
     for settlement of
     accounts payable
     on 7/28/95 at
     $4.27 per share       937,042          9        3,991          -           -       4,000
     for fees on
     9/14/95 at
     $3.92 per share       122,000          1          477          -           -         478
     for cash on


     11/30/95 at
     $6.00 per share       170,000          2        1,018          -           -       1,020
     conversion of
     debt to equity
     on 12/29/95 at
     $4.75 per share       336,842          3        1,597          -           -       1,600
Exercise of stock
     options                97,500          1          250          -           -         251
Net loss                         -          -            -          -      (2,837)     (2,837)
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 12/31/95       11,086,215        111       12,369       (770)     (3,776)      7,934
Shares issued in
connection with
financing:
     for cash on
     1/11/96 at
     $4.75 per share       201,000          2          847          -           -         849
     for fees on
     2/29/96 at
     $9.00 per share        50,000          1          449          -           -         450

     exercise of
     warrants for cash
     on 3/5/96 at $0.01     36,645          -            -          -           -           -

     for loan extension
     fees on 8/29/96 at
     $5.00 per share        30,000          -          150          -           -         150

Purchase of Midland
     assets for stock
     on 9/19/96 for
     2,500,000 shares
     at $4.16            2,500,000         25       10,375          -           -      10,400

Exercise of stock
     options               217,000          2          787          -           -         789

Exercise of warrants
     to retire notes
     payable               118,556          1        1,406          -           -       1,407

Net loss                         -          -            -          -      (7,249)     (7,249)
                        ----------     ------    ---------   --------   ---------   ---------
BALANCE, 9/30/96        14,239,416    $   142   $   26,383  $    (770)   $(11,025)    $14,730
                        ----------     ------    ---------   --------   ---------   ---------
                        ----------     ------    ---------   --------   ---------   ---------

   The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
          (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Thousands, except share and per share amounts)

                  For the nine months ended September 30, 1996,
                     for the year ended December 31, 1995,
 for the period from inception (February 4, 1994) through December 31, 1994 and for the period from inception (February 4, 1994) through September 30, 1996

                                                               Inception
                                                           (February 4, 1994)
                                   9 months       Year          Through
                                      Ended      Ended     ------------------
                                   Sept. 30    Dec. 31     Dec.31    Sept. 30
                                       1996       1995       1994        1996
                                   --------    -------     ------    --------
Net sales                           $ 2,459    $ 3,547     $  329    $  6,335
Cost of goods sold                    1,991      3,254        292       5,537
                                    -------    -------     ------    --------
Gross profit                            468        293         37         798

Operating expenses:
  Site                                  744        469         86       1,299
  Selling                               613        183          -         796
  Engineering                           133          -          -         133
  General administrative              2,416      2,689        857       5,962
  Write-down of site equipment          861          -          -         861
  Acquisition expenses                  992        177          -       1,169
                                    -------    -------     ------    --------

Operating loss                       (5,291)    (3,225)      (906)     (9,422)

Other income (expense):
  (Loss) gain on sale of assets
     held for sale                     (201)     1,204          -       1,003
  Interest and financing costs       (1,769)      (844)       (41)     (2,654)
  Other                                  12         28          8          48
                                    -------    -------     ------    --------

Net loss                             (7,249)   $(2,837)    $ (939)   $(11,025)
                                    -------    -------     ------    --------
                                    -------    -------     ------    --------

Net loss per share                  $ (0.65)   $ (0.30)    $(0.22)   $  (1.32)
                                    -------    -------     ------    --------
                                    -------    -------     ------    --------

Weighted average number
  of shares outstanding          11,135,300  9,558,982  4,341,449   8,325,792
                                    -------    -------     ------    --------
                                    -------    -------     ------    --------

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
          (Roamer One, Inc. Prior to September 23, 1994 Reverse Merger)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

                    For the nine months ended September 30, 1996,
                        for the year ended December 31, 1995,
  for the period from inception (February 4, 1994) through December 31, 1994 and for the period from inception (February 4, 1994) through September 30, 1996

                                                                                   Inception
                                                                               (February 4, 1994)
                                                      9 months        Year          Through
                                                         Ended       Ended     ------------------
                                                      Sept. 30     Dec. 31     Dec.31    Sept. 30
                                                          1996        1995       1994        1996
                                                      --------     -------     ------    --------
Cash Flows From
Operating Activities:
    Net loss                                        $  (7,249)    $ (2,837)   $  (939)  $ (11,025)
                                                  -----------    ---------   --------  ----------
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
        Amortization of financing costs                   593          635          -       1,228
        Management fees                                     -            -        425         425
        Depreciation and amortization                     168           14         48         230
        Write-down of site equipment                      861            -          -         861
        Gain on sale of assets held for sale                -       (1,204)         -      (1,204)
    Changes in assets and liabilities:
        Decrease (increase) in:
           Accounts receivable                           (260)        (277)      (214)       (751)
           Restricted cash                               (127)           -          -        (127)
           Notes receivable                               (37)          68          -          31
           Inventories                                  1,755         (121)    (1,127)        507
           Advances for inventory                      (1,598)           -          -      (1,598)
           Prepaid expenses and other
            current assets                               (853)         406       (366)       (813)
        Increase (decrease) in:
           Accounts payable                               418         (417)       352         353
           Licensee deposits                              (59)         341          3         285
           Accrued liabilities                            588          600        132       1,320
           Deferred income taxes                          (26)         (90)         -        (116)
                                                  -----------    ---------   --------  ----------
Total Adjustments                                       1,423          (45)      (747)        631
                                                  -----------    ---------   --------  ----------
Net cash used in operating activities                  (5,826)      (2,882)    (1,686)    (10,394)
                                                  -----------    ---------   --------  ----------


Cash Flows From Investing
Activities:
     Cash portion of MUSA acquisition                  (4,385)           -          -      (4,385)
     Capital expenditures                              (1,133)      (2,740)      (795)     (4,668)
     Equity acquired in reverse merger                      -            -      3,228       3,228
     Net change in assets acquired in
      reverse merger                                        -            -     (3,739)     (3,739)
     Proceeds, net of note receivable, from
      sale of assets held for sale                          -        3,868          -       3,868
     Investment in joint venture                            -         (125)         -        (125)
     Change in working capital of discontinued
      operations                                            -          (39)         -         (39)
                                                  -----------    ---------   --------  ----------
     Net cash provided by (used in) investing
      activities                                       (5,518)         964     (1,306)     (5,860)
                                                  -----------    ---------   --------  ----------

Cash Flows From Financing
Activities:
     Issuance of common stock                           1,638        1,271         75       2,984
     Loan proceeds                                     12,310            -      2,500      14,810
     Letter of credit liability                            99            -          -          99
     Principal payments on borrowings                       -       (1,392)         -      (1,392)
     Deferred financing costs                            (277)           -          -        (277)
     Debt conversion expense                              907            -          -         907
     Related party borrowings                          (2,434)       1,160      1,293          19
                                                  -----------    ---------   --------  ----------
     Net cash provided by financing
      activities                                       12,243        1,039      3,868      17,150
                                                  -----------    ---------   --------  ----------
Net increase (decrease) in cash and
 cash equivalents                                         899         (879)       876         896

Cash and cash equivalents at beginning
 of period                                                678        1,557        427         427
Cash and equivalents acquired in reverse
 merger                                                     -            -        254         254
                                                  -----------    ---------   --------  ----------
Cash and cash equivalents at end of period         $    1,577     $    678   $  1,557  $    1,577
                                                  -----------    ---------   --------  ----------
                                                  -----------    ---------   --------  ----------
Supplemental disclosures of cash flow
 information:
     Cash paid for interest                        $      132     $    227   $     42  $      359
     Cash paid for income taxes                    $        7     $      -   $      2  $       12
     Non-cash transactions (see Note 2b)

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                        (Pre-Reverse Merger - See Note 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Thousands, except share and per share amounts)

        For the period from January 1, 1994 through September 23, 1994


                                                     The Period
                                                From January 1,
                                                   1994 through
                                             September 23, 1994
                                                       --------

Net sales                                              $  5,202
Cost of goods sold                                        4,683
                                                       --------
Gross profit                                                519

Selling, general and administrative expenses              1,171
                                                       --------

Operating loss                                            (652)

Other income (expense):
     Interest                                              (51)
     Other, net                                              25
                                                       --------
Net loss from continuing operations                    $  (678)
                                                       ========

Net loss per share                                  $    (0.24)
                                                       ========
Weighted average number of shares
     outstanding                                      2,817,249
                                                      =========

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                        (Pre-Reverse Merger - See Note 1)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

          For the period from January 1, 1994 through September 23, 1994


                                                     The Period
                                                From January 1,
                                                   1994 through
                                             September 23, 1994
                                                       --------
Cash Flows From
Operating Activities:
     Net loss                                        $    (679)
                                                       --------

     Adjustments to reconcile
     net loss to net cash
     provided by operating activities:
          Depreciation and amortization                     418
          Provision for losses on accounts
               receivable                                    31
     Changes in assets and
     liabilities:
          Decrease (increase) in:
               Accounts receivable, net                      14
               Inventories                                  160
          Increase (decrease) in:
               Accounts payable                             165
               Deferred income taxes                        (6)
                                                       --------
Total Adjustments                                           782
                                                       --------
Net cash provided by operating activities                   103
                                                       --------

Cash Flows From Investing
Activities:
     Capital expenditures                                  (21)
     Proceeds on notes receivable                            75
                                                       --------
     Net cash provided by (used in )
          investing activities                               54
                                                       --------

Cash Flows From Financing
Activities:
     Principal payments
          on borrowings                                   (134)
                                                       --------
     Net cash used in
          financing activities                            (134)
                                                       --------
Net increase (decrease)
     in cash and cash equivalents                            23

Cash and cash equivalents
     at beginning of period                                 231
                                                       --------
Cash and cash equivalents
     at end of period                                  $    254
                                                       ========

Supplemental disclosure of
     cash flow information
          Cash paid for interest                       $     52
          Cash paid for income taxes                   $      2
          Non-cash transactions (see Note 2b)


  The accompanying notes are an integral part of these consolidated statements

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

(1)  BUSINESS AND SIGNIFICANT ITEMS

     a.   DEVELOPMENT STAGE ENTERPRISE

     INTEK Diversified Corporation ("INTEK" or the "Company") was incorporated in 1969 and until September 23, 1994 had been primarily engaged in the business of molding, fabricating and selling plastic products through its wholly owned subsidiary, Olympic Plastics Company, Inc. ("Olympic Plastics").

     On September 23, 1994, a newly formed, wholly-owned subsidiary of INTEK, Romnet, Inc., a Delaware corporation, acquired all of the issued and outstanding stock of Simrom, Inc ("Simrom"), an Ohio corporation in exchange for 6,000,000 shares of INTEK common stock, $0.1 par value (the "Company Common Stock"). Effective September 23, 1994, Simrom merged with and into Romnet, Inc. (the "Merger"). After the Merger, the surviving corporation changed its name to Roamer One, Inc. ("Roamer One" or "Roamer"). The Company refocused its resources to the development of the Roamer One business, the telecommunications industry, discontinued and divested the operations of Olympic Plastics. Since the former shareholders of Simrom retained more than a 50 percent controlling interest in INTEK, the business combination was treated as a reverse merger for accounting purposes. After the Merger, Roamer One's principal assets were certain rights relating to licenses granted by the FCC for the 220 MHz to 222 MHz ("220 MHz") narrowband spectrum. Pursuant to the Merger, Roamer One's net deficit of $338,637 was transferred to INTEK. Pro forma combined operating results of the merged companies are not presented since INTEK's former business is treated as if it were a divested operation.

     On May 2, 1996, INTEK formed Midland USA, Inc. ("MUSA"), a Delaware corporation and wholly-owned subsidiary of INTEK. On September 20, 1996, INTEK, through MUSA, acquired (the "Midland Transaction") from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio ("LMR") distribution business (the "U.S. LMR Distribution Business") as well as certain of its assets as of August 1, 1996, the effective date of the acquisition.

     On December 3, 1996, INTEK consummated the acquisition (the "Acquisition") of all the issued and outstanding common stock (the "Radiocoms Stock") of Radiocoms, a wholly owned subsidiary of Securicor Communications Limited. Radiocoms, designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology equipment. The purchase price for the Radiocoms Stock was 25,000,000 shares of Company Common Stock. The Acquisition was approved by the stockholders of INTEK at INTEK's 1996 Annual Meeting held on December 3, 1996, was consummated on the same date, and was accounted for as a reverse acquisition (see Company's report for the quarterly period ended December 31, 1996 filed on Form 10-Q).

     In addition, upon closing the Acquisition, MIC received 1,695,000 shares of Company Common Stock held in escrow pursuant to the terms of the Midland Transaction. Pursuant to the terms of the Midland Transaction, the Company anticipates that a post closing reduction to the purchase price of $833,125 or 155,000 shares of Company Common Stock will be made.

     Simultaneous with the Acquisition, (i) Securicor Communications, INTEK and MUSA, entered into an Assumption and Release Agreement on December 3, 1996, under which Securicor Communications agreed to release MUSA from its obligations under the MUSA loan agreement and INTEK agreed to assume all of MUSA's obligations outstanding pursuant to restated loan agreement dated December 31, 1996 (the "INTEK Loan Agreement"), whereby the MUSA Loan Agreement was amended and restated to replace MUSA with INTEK as the Borrower under the INTEK Loan Agreement. MUSA's obligations outstanding under the MUSA Loan Agreement were assumed by INTEK under the INTEK Loan Agreement.

     The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. Additional capital will be required to complete the build-out of the 220MHz SMR systems, to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis and to complete purchase of the Krystal Systems. See Footnote (17) of the Consolidated Financial Statements for a discussion of the Krystal Systems. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220MHz SMR Systems. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company.

     Upon the consummation of the Securicor Transaction, Securicor Communications agreed to make available to INTEK an amount up to $15,000,000 to fund INTEK's working capital needs (the "INTEK Loan Agreement"). The INTEK Loan Agreement may be drawn upon by INTEK so long as it maintains a net worth of at least $20,000,000. The INTEK Loan Agreement bears interest at the rate of prime (to be defined to the average of prime rates announced by certain specified banks) plus 1% through December 31, 1997 and thereafter interest will accrue at the rate of 11% compounded annually on the outstanding principal balance, payable upon the repayment in full of the outstanding principal balance but no later than June 30, 2001. The obligations under the INTEK Loan Agreement may be prepaid at any time without any penalty. The INTEK Loan Agreement must be redeemed upon a change of control of INTEK or upon the sale of the majority of its assets. INTEK may redeem the INTEK Loan Agreement, at par plus accrued interest, subject to restrictions contained in any senior debt facility it may obtain, in increments of $500,000. If such redemptions are made prior to December 31, 1997, the availability under the INTEK Loan Agreement will be reduced accordingly. As of March 25, 1997, the amount outstanding under the INTEK Loan Agreement was $9,085,000. In addition, letter of credit guarantees for inventory purchases by MUSA in the amount of $5,878,000 were outstanding. While the guarantees are not loans and do not accrue interest, such guarantees do reduce the amount available under the INTEK Loan Agreement for future borrowings. See Footnote (12) of the Consolidated Financial Statements.

     INTEK believed upon the consummation of the Securicor Transaction that the amount of the INTEK Loan Agreement was adequate to fund its working capital needs. Based on its experience to date, the Company is experiencing a need for additional working capital. The Company anticipates that its monthly working capital needs in fiscal 1997 will be approximately $1 million a month. To fund the Company's consolidated cash needs, the Company is pursuing a number of financing alternatives. First, the Company is having discussions with Securicor Communications for additional financing, including through the elimination of the restriction under the INTEK Loan Agreement that letter of credit guarantees reduce the amount available under the INTEK Loan Agreement thereby adding approximately $6 million to the availability under the INTEK Loan Agreement. On March 14, 1997, Securicor Communications advanced $1,000,000 to INTEK, upon such commercially reasonable terms and conditions to be agreed upon by the parties. Second, the Company is pursuing asset based financing with a third party lender. Third, the Company may pursue a financing involving a private or public placement of its securities. Management believes that through a combination of an arrangement with Securicor Communications, a new facility with a third party lender or a private or public placement of its securities, adequate financing arrangements will be arranged to meet the Company's near term cash needs.

     On December 30, 1996, INTEK approved the change of the Company's fiscal year from December 31 to September 30. As a result of the change in the fiscal year the Company is filing this Annual Report on Form 10-K for the period from January 1, 1996 to September 30, 1996.

     The Company has two principal subsidiaries, Roamer One and MUSA, and three insignificant subsidiaries, Olympic Plastics, IMCX Corporation, and IDC International Corporation.

     ROAMER ONE

     Roamer One is engaged in a development stage enterprise of engineering, constructing, operating and managing narrowband 220 MHz Specialized Mobile Radio ("SMR") systems in the United States ("U.S.") utilizing certain rights and benefits afforded it by licensees in the newly allocated 220 MHz narrowband spectrum.

     Roamer One participates in the 220MHz business in part through management agreements. The management agreements are between Roamer One and various holders of authorizations for use of the assigned frequencies granted by the Federal Communications Commission (the "FCC"). Pursuant to the agreements, Roamer One performs various engineering, administrative and marketing services on behalf of the licensees, including system construction, maintenance, subscriber acquisitions, budget administration and subscriber invoicing and collection. As of February 28, 1997, the Company had management agreements related to 203 constructed systems and approximately 60 unconstructed systems. 147 of the agreements also contain an option to purchase provision affording Roamer One the right to purchase the system together with the FCC license authorizing its use and a right of first refusal in the event the licensee proposes to sell the systems and the license to a third party. The Company has not yet exercised any of its rights under the options to purchase and in many cases those rights will not be exercisable for a number of years.

     Roamer One has recently begun the acquisition of certain systems and their related licenses from third parties. The systems being acquired are generally not systems currently subject to Roamer One agreements, although in several cases, there was an existing management agreement with the licensee. As of February 28, 1997 the Company entered into 41 agreements to purchase licenses and systems and, pursuant to those agreements, has filed 21 applications requesting reassignment of the license with the FCC. On March 11, 1997 the FCC granted the Company's request for the reassignment of one specific license. There is no assurance that the FCC will grant additional reassignments.

     For those systems under Roamer One management (but which agreements do not contain options to purchase), Roamer One earns a management fee, dependent upon the terms of the individual contract, equal to 20% to 70% of the gross subscriber revenues derived from the system. The licensees are responsible for all operating expenses while Roamer One is responsible for its own costs incurred in connection with acquiring and maintaining subscribers to the systems. For those systems which Roamer One has been granted an option to purchase, Roamer One is responsible for payment of operating costs for those systems until such time as the subscriber revenues are sufficient to meet the operating costs. Once subscriber revenues are sufficient to meet operating costs, Roamer One retains, dependent upon the terms of the individual agreements, from 40% to 70% of the gross subscriber revenues.

     As of September 30, 1996, Roamer One had management agreements for 176 constructed systems. As of February 28, 1997 Roamer One has management agreements for 203 constructed 220 MHz SMR systems. The number of subscribers to the service is currently less than 1,000 and is considered insignificant. The Company's marketing strategy began in January, 1997 and insufficient time has elapsed to judge the results of the initial effort or accurately predict the market penetration for the future.

     The historical focus of Roamer One has been directed toward the construction of as many systems as possible by the FCC deadline date. On January 26, 1996, the FCC adopted a Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252 that extended the construction deadline to March 11, 1996 for all non-nationwide 220 MHz licenses that elected to construct base stations at currently authorized locations. Pursuant to the FCC's Second Report and Order in PR Docket No. 89-552 and GN Docket No. 93-252, which determined that the construction deadline for non-nationwide 220MHz systems would be March 11, 1996 for all systems that were not granted a valid modification of license, a total of 191 modification applications were filed by or on behalf of licensees under management by Roamer One. 29 of these were submitted with a request for waiver of the modification filing deadline as a result of the failure of the FCC's electronic filing system on the deadline. The FCC has taken no action on any modification requests that were submitted with a waiver of the filing deadline. In the event a modification application is denied or a system for which a modification was granted is not built by the construction deadline, the license for the system is subject to automatic cancellation for failure to meet the construction and the Company would lose all of its rights and benefits under
its Management Agreement with respect to such license.   There can be no
assurance that the FCC will act favorably on the pending modification applications or that the FCC's decision will not result in reductions in coverage, increased site rental, further site relocation costs, or other adverse effects. There can also be no assurance that the Company will be able to complete the construction of all systems for which a modification is granted by the end of the extended construction period or that it will have the financial resources to do so.

     Limited subscriber loading began in selected markets during the first quarter of 1996 to test the system. As a result of the testing, certain problems were identified such as white noise and interference from other radio transmissions. A solution to these problems has been developed and Roamer One is currently completing the retrofitting of its repeater sites so that they can operate in a commercially viable fashion. No assurances can be made that once Roamer One completes all of the retrofits and continues implementation of its marketing strategy, that it will be able to successfully compete against other providers of similar wireless communication services and that a sufficient number of subscribers can be obtained to meet the Company's objectives and financial requirements. No significant revenues are expected to be generated from the operation of these systems prior to the third quarter of 1997.

     MIDLAND USA, INC.

     On September 20, 1996, MUSA began operating the U.S. Land Mobile Radio Distribution Business acquired from MIC. The U.S. LMR Distribution Business consists of the import, distribution and value added resale of two-way radio products for the U.S. professional LMR market. LMR products are marketed for the commercial and professional LMR Market in the U.S. MUSA through a national network of over 220 two-way radio dealers as well as on a direct basis to larger accounts in the business and government sectors. In the U.S., a radio dealer may offer several different product lines but will typically feature two or three major product lines in which they have confidence.

     Historically, approximately 55% to 60% of LMR products sold by the U.S. LMR Distribution Business were sold to dealers. The radio dealers sell, install and service two-way radio products primarily for commercial, industrial and local government customers. Some radio dealers also are involved in the maintenance and sales and service for custom SMR systems. Long standing business relationships ranging in length from 5-10 years exist with many of the dealers who are responsible for sales and support to the large installed user base of Midland radios. Parts and accessories to LMR Products constitute a significant portion of the U.S. LMR Distribution Business sales, which represented approximately 30% of revenues during 1995. Prior to the Midland Transaction, MIC's dealer relationships were strained as a result of product price increases and delays in product delivery. MUSA is working to repair these relationships.

     MUSA did not acquire from MIC the international LMR businesses, which includes the distribution and value added resale of two-way radio product for the professional LMR market outside the U.S., including the United Kingdom, Europe, the Middle East and Africa.

     The U.S. LMR Distribution Business markets LMR products for radio frequencies allocated by the FCC for LMR use. This includes mobile radios, portable hand held radios, desk top base stations, and accessories. Most of the LMR products sold are manufactured by third parties under contract, primarily in Asia. These products were developed to the design, quality and cost specifications provided by MIC. For certain products, MIC has exclusive contracts with a number of suppliers which provide MIC with certain rights with respect to product design and product tooling. Such rights make it more difficult for these suppliers to develop products of similar appearance or design for other marketers of two-way communication products.

     The principal suppliers of LMR products for the U.S. LMR Distribution Business include Hitachi Denshi Limited and General Research Electronics. With the exception of China and Japan, MIC has worldwide distribution rights to the Hitachi Denshi line of two-way radio products. As part of the Midland Transaction, MIC agreed to give the benefits of these rights to INTEK, through MUSA, for the U.S. LMR Distribution Business.

     MUSA acquired certain of the assets of MIC as of August 1, 1996. The composition of the purchase price and its allocation in thousands was as follows:

Purchase Price:
     Cash                                             $2,601
     Forgiveness of pre-acquisition
          purchases funded by INTEK                    1,784
     Stock issued                                     10,400
                                                     -------
                                                     $14,785
                                                     -------
                                                     -------

Allocation to Assets Acquired:
     Deposits for inventory purchases                 $1,591
     Inventories                                       2,380
     Prepaids and other current assets                    64
     Property, plant & equipment                         350
     Goodwill                                         10,400
                                                     -------
                                                     $14,785
                                                     -------
                                                     -------

The fair value of $4.16 per share for the stock issued to acquire the assets of Midland was calculated by averaging the quoted market price of the Company Common Stock for the 10 trading days prior to the transaction date and applying a 20%
discount. This discount is based on the illiquidity of the large size of the block of stock issued, the small public float of Company Common Stock, comparison with similar transactions of other companies and recent stock issuances. Goodwill represents the value of trademarks, patents and distribution business acquired from MIC. The Company will amortize goodwill over a 15 year period using the straight line method.

     b.   LICENSEE UNDER FCC AUTHORITY

     The construction, licensing, operation, sale, management, ownership, and acquisition of 220 MHz licenses are regulated by the FCC. Roamer One's actions with respect to 220 MHz systems which it owns or manages may be delayed by the time required to obtain FCC approval or consent for certain actions, or such approval or consent may be denied or withheld. FCC requirements also may impose certain costs or requirements upon the Company which it would not bear in the absence of regulation.

     Because Roamer One's business is regulated by the FCC, its business affairs (and those of its actual and potential competitors) are always subject to changes in FCC rules and policies. Such changes, can increase the level of competition, the cost of regulatory compliance, the methods by which the Company manages the 220 MHz systems, the difficulty in obtaining or keeping licenses, standards for products and services or other facets of the Company's regulatory environment. Further, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of INTEK (from September 23, 1994 through September 30, 1996) and its wholly-owned subsidiaries Roamer One (from February 4, 1994 (inception) through September 30, 1996), MUSA (from August 1, 1996 through September 30, 1996), IMCX Corporation ("IMCX"), and IDC International Corporation ("IDC") with Olympic Plastics assets reported as Assets Held for Sale. The results of operations of Olympic Plastics have been excluded from continuing results of operations after September 23, 1994. The operating assets of IMCS were sold by the Company on August 12, 1993 and thus revenues have been restated to exclude IMCS from continuing operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     During 1995, the Company exchanged 162,000 shares of its common stock for certain loan extension fees valued at $635,000 (equating to $3.92 per share) and 937,042 shares of its common stock for equipment purchased from Securicor valued at $4,000,000 (equating to $4.27 per share). The values attributed to the Company Common Stock were the approximate fair market values on the dates of issuance.

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). The Debenture was secured by land and a building owned by Olympic Plastics (the "Property"). INTEK also issued 50,000 shares of its Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, INTEK paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to MeesPierson pursuant to Regulation S under the Securities Act, and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee (pursuant to Regulation S under the Securities Act). In exchange for a further extension to January 31, 1997, INTEK issued MeesPierson 34,000 shares of Company Common Stock (pursuant to Regulation S under the Securities Act). The Senior Debenture was paid in full on December 31, 1996. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Month Period Ended September 30, 1996 and For the Twelve Month Period Ended December 31, 1995 - Liquidity and Capital sources.

     In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, as of September 30, 1996, holders of the Notes exercised warrants to convert $500,000 of the notes into Company Common Stock and as of December 31, 1996, holders of the Notes exercised warrants to convert the remaining $4,500,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount, in the amount of $907,000, is included in interest expense on the Sonsolidated Statement of Operations for the 9 months ended September 30, 1996 and Inception (February 4, 1994) through September 30, 1996.

     During 1996, the Company exchanged 30,000 shares of its common stock for certain loan extension fees valued at $150,000 (equating to $5.00 per share). The values attributed to the Company Common Stock were the approximate fair market values on the dates of issuance.

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

     Buildings                                    11 to 50 years
     Repeater site equipment                      10 years
     Property and equipment                       3 to 10 years

     e.   REVENUE RECOGNITION

     For sales of Mobile Radio Equipment, revenue is recognized when shipped. For sales of repeater site equipment, revenue is recognized when delivered. Subscriber revenue derived from systems under management agreements and subject to options to purchase is recognized at the time subscribers are billed based on a percentage of subscriber billings pursuant to the terms of the management agreements. Management fees related to systems under Roamer One management that are not subject to options to purchase are recognized at the time subscribers are billed based upon a percentage of subscriber revenues pursuant to the terms of the management agreements.

     f.   INCOME TAXES

     The Company and its subsidiaries file consolidated Federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation and amortization of certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

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

     h.   RECLASSIFICATIONS

     Certain amounts in the December 31, 1995 and 1994 Financial Statements have been reclassified to conform with the current period presentation.

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

     j.   CONCENTRATIONS OF RISK

     The Company purchases a significant portion of its repeater site equipment and mobile radios from Securicor Radiocoms Limited ("Radiocoms"), a wholly owned subsidiary of Securicor Communications Limited. MUSA purchases a significant portion of its mobile radios and accessories from a single supplier in Japan. The Company believes that if either of these foreign suppliers were no longer available, such event would have a severe impact on INTEK's financial position or results of operations. Additionally, significant fluctuations in the value of the United States Dollar versus the Japanese Yen could have a material effect on MUSA's profit margins. On December 3, 1996 INTEK consummated the acquisition of Securicor Radiocoms (see Note 17 - Subsequent Events).

     k.   FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of financial instruments is estimated by management to approximate carrying value.

     l.   GOODWILL

     The excess cost of acquisition of the Midland business over the fair market value of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 15 years using the straight-line method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted net cash flows over the remaining life of goodwill in measuring whether the goodwill is recoverable.

     m.   DEBT ISSUE COSTS

     The costs related to the issuance of debt are capitalized and amortized as interest using the effective interest method over the lives of the related debt expense.

     n.   FOREIGN CURRENCY TRANSACTIONS

     Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at each balance sheet date. No transaction differences are recorded in results of operations for the two-month period ended September 30, 1996.

(3)  INVENTORIES

     Inventories at September 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                 1996      1995
                              --------  --------
Site installations            $    244  $    549
Mobile radios                    3,220       699
                              --------  --------
                              $  3,464  $  1,248
                              ========  ========

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                1996      1995
                              --------  --------
Site equipment                $  7,468  $  7,283
Production and test equipment      186         -
Furniture and fixtures             199        73
Computers                          305       179
                              --------  --------
Total property and equipment,
 at cost                         8,158     7,535
     Less accumulated
       depreciation                (89)      (37)
                              --------  --------
Net property and equipment    $  8,069  $  7,498
                              ========  ========

(5)  INCOME TAXES

     There was no provision for income taxes for the nine months ended September 30, 1996 and the year ended December 31, 1995 except for the minimum state tax. Taxes included in general and administrative expenses amounted to $3,200, $3,200, and $3,200 in 1996, 1995, and 1994 respectively.
The Company is expecting an "ordinary" loss for the current fiscal year and this, combined with net operating loss carryforwards from the previous years, are expected to offset any current tax liability.

     The reconciliation of the provision (benefit) for income taxes at September 30, 1996 and December 31 1995 and 1994 to the amount computed at the Federal statutory rate of 34% is as follows (in thousands):

                                              1996     1995      1994
                                           --------  --------  --------
     Benefit at the statutory rate         $(1,469)  $  (956)  $  (319)
          State taxes, net of federal
               tax benefit                       3         3         3
          Operating losses not currently
               available for use             1,469       956       319
                                           --------  --------  --------
                                           $     3   $     3   $     3
                                           ========  ========  ========

     The approximate tax effect of temporary differences which gave rise to significant deferred tax assets and liabilities are as follows (in thousands):

                                                    1996      1995
                                                  --------  --------
Deferred tax assets (state and Federal):
     Accrued liabilities                          $    81   $    25
     Allowance for doubtful accounts receivable         1        13
     Building valuation allowance                     173       173
     Amortization of Roamer One startup costs          73       118
     Operating loss carryforwards                   2,572       956
                                                  --------  --------
                                                    2,900     1,285
     Valuation allowance                           (2,900)   (1,285)
                                                  --------  --------
                                                  $    -    $    -
                                                  ========  ========
Deferred tax liabilities (state and Federal):
     Depreciation                                 $  (607)  $  (607)
     Other                                              -       (26)
                                                  --------  --------
                                                  $  (607)  $  (633)
                                                  ========  ========

     In 1990, the State of California passed legislation which disallowed the utilization of net operating loss carryforwards and carrybacks until 1993. At September 30, 1996, the Company had net operating loss carryforwards available for Federal and California income tax purposes of approximately $6,980,000, and $2,243,000, respectively. The net operating loss carryforwards expire in the year 2008 and thereafter for Federal and 1998 and thereafter for State income tax purposes.

     A corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change, that are claimed within the five year period after such ownership change, may also be limited (such deductions, together with net operating loss carryforwards, "pre-change losses"). No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a "change in ownership" for income tax purposes occurs, the Company's ability to use "pre-change losses" could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 1996, could have an adverse impact on the Company's financial position or results of operations.

(6)  PENSION PLAN

     One of the Company's subsidiaries has a Simplified Employees Pension Individual Retirement Account Plan (the Plan). Annual contributions to the Plan are at the discretion of the Board of Directors and cannot exceed 15 percent of all employee's compensation. No contributions were made for 1996, 1995, or 1994.

(7)  DIRECTOR COMPENSATION

     On June 20, 1995, the Board of Directors approved a resolution stating that directors will be compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director, retroactive to January 1, 1995. For the twelve months ended December 31, 1995, the Company paid Directors fees of $51,500 and accrued $15,500 for unpaid directors fees. For the nine months ended September 30, 1996, the Company paid directors fees of $39,000 and accrued $26,000 for unpaid directors fees.

(8)  STOCK BASED COMPENSATION PLANS

     In July 1985, the stockholders approved the "1985 INTEK Diversified Corporation Key Employee Incentive Stock Option Plan" which provides for the granting of options on up to 500,000 shares of the Company's common stock to key employees. In 1988, the stockholders of the Company approved the 1988 "Key Employee Incentive Stock Option Plan" which provides for the granting of options on up to 500,000 shares of Company Common Stock to key employees. The stock options are exercisable over a period determined by the Stock Option Committee, but no longer than ten years after the date they are granted.

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

     In September 1994, the Board of Directors approved the "1994 Stock Option Plan" which provides for the granting of options up to 600,000 shares of common stock per person.

     On June 23, 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for the offering and sale by the Company of up to 500,000 shares of the Company's Common Stock, par value $0.01 pursuant to stock options granted or to be granted under the 1988 INTEK Diversified Corporation Key Employee Incentive Stock Option Plan.

     At the Annual Meeting of Stockholders held on July 5, 1995, the stockholders voted to approve the 1994 Stock Option Plan which provides for the granting of options of up to 600,000 shares of Company Common Stock. The 1994 Plan provides for the granting of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and "nonqualified stock options", which are not intended to qualify under any provision of the Code. Each grant shall specify the number of shares of Company Common Stock to which it pertains; provided, however, that no optionee may be granted stock options for more than 60,000 shares in any fiscal year of the Company.

     The stockholders also voted to approve the 1994 Directors' Stock Option Plan (the "Directors' Plan") which provides for the granting of options of up to 300,000 shares of Company Common Stock. Under the terms of the Directors' Plan, each member of the Stock Option Committee received an option to purchase 40,000 shares of Common Stock on September 24, 1994. All other members of the Board received an option to purchase 40,000 shares of Common Stock under the 1994 Stock Option Plan. In addition, each director who was not a director on September 23, 1994 will receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Company Common Stock. Options are exercisable on the first anniversary of the date of grant, provided the optionee remains a director on such anniversary. No person may receive an option pursuant to the Directors' Plan more than once.

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

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts in thousands (except per share amounts):

                                  1994       1995     1996
                                 -----     -------   -------
Net Income:       As Reported    $(939)    $(2,837)  $(7,249)
                  Pro Forma      $(939)    $(2,960)  $(7,472)
Primary Loss per
Share:
                  As Reported    $(0.22)   $(0.30)   $(0.65)
                  Pro Forma      $(0.22)   $(0.31)   $(0.67)

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under all three Plans the option exercise price equals the stock's market price on date of grant. Options granted under the 1988 plan have vesting provisions determined by the length of service of the grantee and expire after ten years. Options granted under the 1994 Plan and the Directors' Plan vest after one year and expire after ten years.

     A summary of the status of the Company's three stock option plans at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                    1994                1995                1996
                              ------------------  ------------------  ------------------
                              Shares    Wtd Avg   Shares    Wtd Avg   Shares    Wtd Avg
                               (000)    Ex Price  (000)     Ex Price  (000)     Ex Price
Outstanding at beg. of
year                           57.5      $1.75    557.5      $3.45     532.0     $3.87
Granted                       500.0      $3.65     72.0      $5.88       -       $  -
Exercised                       -        $ -       97.5      $2.57     217.0     $3.18
Forfeited                       -        $ -        -        $ -         -       $  -
Expired                         -        $ -        -        $ -         -       $  -
                              -----               -----                -----
Outstanding at end of year    557.5      $3.45    532.0      $3.87     315.0     $4.15
                              -----               -----                -----
Exercisable at end of year     57.5      $1.75    460.0      $3.55     315.0     $4.15
Weighted average fair value of
options granted                 N/A               $4.80                $ -

     225,000 of the 315,000 options outstanding at September 30, 1996 have exercise prices of $3.75, with a weighted average remaining contractual life of 8 years. The remaining 60,000 options have exercise price of $5.88 and a weighted average remaining contractual life of 9.17 years. All of these options are exercisable. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1995 grant: risk-free interest rate of
5.48 percent; expected dividend yield of 0.0 percent; expected lives of 5 years; expected volatility of 112 percent.

     As of September 30, 1996, options available for future grant were as follows:

     1988 Plan                 442,500
     1994 Stock Option Plan    148,000
     1994 Directors Plan       180,000
                               -------
                               770,500
                               =======

(9) DIRECTORS AND OFFICERS OF INTEK - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a management agreement dated September 23, 1994, the Company paid an annual management fee of $200,000 to Peter Paul Corporation, Inc., an affiliate of Anglo York Industries, Inc., a stockholder of the Company. Peter Paul Corporation, Inc. made the services of Mr. Vincent Paul, Vice Chairman of the Board of Directors, available to the Company without additional compensation. The management agreement terminated on January 31, 1996 upon the death of Mr. Paul. For the years ended December 31, 1994 and 1995, the Company paid management fees of $200,000 and $200,004 respectively to Peter Paul Corporation, Inc. For the nine months ended September 30, 1996 and 1995, the Company paid management fees of $16,667 and $75,000 respectively.

     In November 1994, the Company borrowed $2,500,000 bearing 12% interest, from Quest. The loan was secured by a first mortgage on the land and building owned by Olympic Plastics and a guaranty by SCL. Quest was issued a total of 262,000 shares of Company Common Stock, as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of Company Common Stock to Quest as payment in full of the principal then due.

     Roamer One, Inc. borrowed $150,000 from SCL evidenced by a short-term, non-interest bearing note in October, 1994 and repaid the obligation in November, 1994.

     Pursuant to a Consulting Agreement between Nicholas R. Wilson and the Company, the Company paid $10,000 per month to Mr. Wilson, the former Chairman of the Board of the Company (until his resignation from the board on December 3, 1996). On March 21, 1997, the Company notified Mr. Wilson that it is terminating this Consulting Agreement. For both the nine months ended September 30, 1996 and 1995, the Company incurred and paid $90,000 to Mr. Wilson pursuant to this agreement. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to Mr. Wilson. In addition, the Company paid $30,000 to Mr. Wilson that had been accrued as of December 31, 1994.

     Pursuant to an oral management agreement between SCL and the Company, the Company paid SCL $10,000 per month and SCL made available the services of Messrs. Simmonds, Dunstan and Heinke, each of whom were officers and directors of the Company, to the Company. For both the nine months ended September 30, 1996 and 1995, the Company incurred and paid $90,000 to SCL pursuant to this agreement. For the year ended December 31, 1995, the Company incurred $100,000 and paid $90,000 to SCL. The Company reimbursed SCL for the services of Mr. Heinke and Mr. Chris Green, an SCL employee, related to the transaction to acquire Radiocoms at the hourly rate of $75.00. Such services were not contemplated in the original management agreement. In addition, the Company paid $30,000 to SCL that had been accrued as of December 31, 1994. Effective February 1, 1997, the Company ceased such payments.

     Pursuant to an oral consulting agreement between Simmonds Mercantile and Management Inc. ("SMM"), a company controlled by SCL, the Company paid SMM $8,000 per month for consulting services. For the nine months ended September 30, 1996, the Company incurred and paid $72,000 to SMM. For the nine months ended September 30, 1995, INTEK incurred and paid $88,000 to SMM. For the year ended December 31, 1995, the Company incurred $112,000 and paid $104,000 to SMM. Effective February 1, 1997, the Company ceased such payments.

     Pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and LMT, an affiliate of Securicor International Limited, a stockholder of the Company, LMT had delivered in 1995 approximately $4,000,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's Common Stock to Securicor International Limited. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875. The financing agreement calls for Roamer One to purchase a total of approximately $7.9 Million in equipment. As of September 30, 1996, Roamer One had purchased $6.1 million.

     The Company and SCL had an arrangement whereby Roamer One, purchased equipment and installation services from SCL. During the twelve months ended December 31, 1995, Roamer One purchased $9,298,000 of radio equipment and installation services from SCL. During the nine months ended September 30, 1996, Roamer One purchased $848,000 of radio equipment and installation services from SCL. Previous accounts payable for equipment totaled $2,422,000. Roamer One made payments and claimed credits to SCL totaling $3,222,000 leaving a balance of $48,000 as of September 30, 1996.


     On September 19, 1996, MUSA entered into a Product Purchasing Services Agreement, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. As of September 30, 1996, MUSA paid $27,800 to MIC, and through March 31, 1997, MUSA paid $69,500 to MIC, for such services.

     On September 19, 1996, MUSA and SCL entered into a Computer Services Agreement pursuant to which SCL agreed to provide MUSA access to the IBM AS400 computer system, including hardware and software, currently owned by SCL, for data processing purposes in connection with the U.S. land mobile radio business of MUSA. As of September 30, 1996, MUSA paid $40,000 to SCL, and through March 31, 1997, MUSA paid $60,000 to SCL, for such access.

     On December 3, 1996, the Company entered into a Registration Rights Agreement to provide certain holders of Company Common Stock, including SCL, MIC, Roamer One Holdings, Securicor Communications, Securicor International Limited and Anglo York Industries, Inc. with certain demand and "piggy-back" registration rights with respect to the Company Common Stock owned by the Holders. Each is a stockholder of the Company and collectively such stockholders own approximately 82% of the Company's Common Stock.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between INTEK, Securicor Communications and Radiocoms, in connection with the Securicor Transaction, INTEK agreed to obtain certain support and administrative services for Radiocoms from Securicor Communications and/or its affiliates for the purpose of enabling INTEK to manage an orderly transition in its ownership of Radiocoms.

     Kohrman Jackson & Krantz, a Cleveland, Ohio, law firm of which Steven L. Wasserman is a partner, performs legal services for the Company and its subsidiaries. Mr. Wasserman is a member of the Company's Board of Directors and is its secretary. Mr. Wasserman receives $1,000 per month as compensation for his services as the secretary of the Company. The law firm received fees of $8,856 in 1994 and $162,097 in 1995 from INTEK. The law firm received fees of $123,000 during the nine months ended September 30, 1995 and $165,000 during the nine months ended September 30, 1996 from INTEK. The law firm received fees of $162,000 for the year ended December 31, 1995. Mr. Wasserman was formerly a principal with the law firm of Honohan, Harwood, Chernett & Wasserman, which received fees of $23,722 in 1994 from INTEK.

     Kelly & Povich, P.C., law firm of which Robert Kelly is a principal, performs legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. The law firm received fees of approximately $174,700 from Radiocoms which became a subsidiary of the Company as of December 3, 1996, through December 31, 1996.

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

(10) OTHER

     In May 1995, INTEK contributed $125,000 for a one-third ownership interest in Brook SIG Corp., which was subsequently acquired in a stock transaction by Ventel, Inc., a publicly traded company in Canada. Ventel is in the business of providing financing to various 220 MHz SMR management companies in the United States. SCL was also a one-third owner of Brook SIG Corp. and is an investor in Ventel. INTEK and SCL entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. Nicholas Wilson (former director) and John Simmonds, directors of the Company, are directors of Ventel and John Simmonds is Chairman of the Board of Directors of Ventel. To date, INTEK has received 2,666,667 shares of the common stock of Ventel which represents 9.3% of the outstanding shares at September 30, 1996. Of these shares, 53% or 1,422,223 are held in escrow. One half of the shares will be automatically released from escrow on September 20, 1997 and the balance on September 20, 1998. The receipt of shares of common stock of Ventel has not been accounted for in these financial statements due to the market volatility and the lack of historical operating results which make it impractical to accurately value the stock at this time. In addition to the investment in Ventel, other assets includes Notes Receivable of $55,000 at September 30, 1996 and $100,000 at December 31, 1995.

(11) NOTES PAYABLE

     In November 1994, the Company borrowed $2,500,000 evidenced by a short-term promissory note, bearing 12% interest, from Quest. The loan was secured by a first mortgage on the property owned by Olympic Plastics and a guaranty by SCL. Quest was issued a total of 162,000 shares of INTEK common stock as a loan commitment fee and compensation for two extensions to the maturity date. During the second quarter of 1995, the Company reduced the principal balance to $1,600,000 and on December 29, 1995 the Company issued 336,842 shares of INTEK common stock to Quest as payment in full of the principal.

     In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, as of September 30, 1996, holders of the Notes had exercised warrants to convert $500,000 of the notes into Company Common Stock and as of December 31, 1996, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount, in the amount of $907,000 is included in interest expense on the Consolidated Statement of Operations for the 9 months ended September 30, 1996 and Inception (February 4, 1994) through September 30, 1996.

(12) RELATED PARTY FINANCING

     In connection with the Midland Transaction, Securicor Communications Limited ("Securicor"), a corporation organized under the laws of England and Wales and an indirect wholly owned subsidiary of Securicor plc, a corporation organized under the laws of England and Wales, extended a limited use $15 million line of credit to MUSA to fund the operation of the U.S. LMR Distribution Business (the "MUSA Loan Agreement"). On December 3, 1996, INTEK consummated the acquisition (the "Acquisition") of all the issued and outstanding common stock of Securicor Radiocoms Limited (see Note 17 -Subsequent Events). Simultaneous with the Acquisition, (i) Securicor Communications, INTEK and MUSA, entered into an Assumption and Release Agreement on December 3, 1996, under which Securicor Communications agreed to release MUSA from its obligations under the loan agreement dated as of September 19, 1996 between Securicor Communications and MUSA ("MUSA Loan Agreement") and INTEK agreed to assume all of MUSA's obligations outstanding under the MUSA Restated Loan Agreement dated December 31, 1996 (the "INTEK Loan Agreement"), whereby the MUSA Loan Agreement was amended and restated to provide for INTEK as the Borrower under the INTEK Loan Agreement. The obligations outstanding of MUSA under the MUSA Loan Agreement have become INTEK's unsecured obligations outstanding under the Delayed Drawdown Senior Subordinated Loan. The September 30, 1996 Long Term Notes Payable balance of $9,310,000 includes $4,810,000 in borrowings under the MUSA Loan Agreement.
This borrowing under the MUSA loan agreement had increased to $9,085,000 as of March 25, 1997.

(13) COMMITMENTS

     As of September 30, 1996, Roamer One had negotiated 176 site leases to permit installation, operation, and maintenance of transmission/reception equipment facilities in connection with the 220MHz SMR systems. These leases generally have a five-year term, with three consecutive five-year extension periods upon the mutual agreement of the parties. As of September 30, 1996, Roamer One has entered into 104 site leases relating licenses under Roamer One management that are subject to Options to Purchase; and arranged for it's licensees not subject to Options to Purchase to enter into 72 site leases. As of September 30, 1996, Roamer One had paid $1,064,000, before reimbursements, in site lease fees pertaining to 1996. As of September 30, 1996, total future minimum lease payments for site leases related to licenses subject to Options to Purchase, which are contractual obligations of Roamer One, together with other building, equipment and auto leases, are as follows:

     1996               $  326,735
     1997                1,167,111
     1998                  945,842
     1999                  772,612
     2000                  367,252
     Thereafter                  -
                        ----------
                        $3,579,552
                        ==========

     As of September 30, 1996, MUSA had a purchase commitment with its main supplier of radios to purchase $5,660,000 of inventory.

(14) MAJOR CUSTOMERS

     Roamer One has commenced construction and management of 220MHz SMR systems pursuant to Management Agreements. Of these agreements, 257 obligate the licensee to provide the funds for system construction and operating costs. During the nine months ended September 30, 1996 billing for site equipment, construction and installation accounted for 29% of consolidated net sales. In 1995, billing for site equipment, construction and installation accounted for 100% of consolidated net sales. As of September 30, 1996, a total of 68 systems had been completely constructed for one customer, VDC. During the first nine months of 1996, a total of 10 systems had been delivered and invoiced to VDC at a gross profit of $86,106.

(15) DISCONTINUED OPERATIONS

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

     Subsequent to the Merger, the Company redirected its business from fabricating and selling plastic products, primarily by injection and compression molding of various plastic resins, to customers in the electronics, aerospace and commercial aircraft markets, to the business of developing and managing a SMR Network in the United States utilizing the recently licensed 220 MHZ narrowband spectrum. Consequently, during the first half of 1995, the Company entered into agreements to sell its machinery, equipment and inventory to four separate buyers.

     As of December 31, 1995, the Company completed four sales totaling $3,895,076 for equipment and inventory. The Company has received cash to date of $3,767,745 and a note in the remaining principal amount of $127,331 bearing interest at the rate of ten percent (10%) per annum with monthly principal and interest payments and a maturity date of July, 1998. The first three payments under this note were interest only. Of the proceeds from these sales, $263,000 was applied against a note payable secured by Olympic's assets, $900,000 was repaid to Quest under the Loan and the remainder was used for working capital. Included in liabilities at December 31, 1994 was a note payable balance of $492,000. This note was repaid in full during 1995. During December 1996 Olympic sold the Land and Building (the "Property") for a net profit of $756,000. The Property was the sole remaining fixed asset of the discontinued operation.

     A summary of the assets held for sale is as follows (in thousands):

                                         1996      1995
                                        ------    ------
 Property, Plant and Equipment, Net     $1,555    $1,555


(16) SALE OF SECURITIES

     On November 30, 1995, the Company sold 170,000 shares and a warrant of the Company's Common Stock outside the United States under Regulation S of the Securities Act. The sale generated $1,020,000. The warrant was exercised on March 5, 1996 for 36,645 shares at a price of $0.01 per share.

     On January 11, 1996, the Company sold 201,000 shares of the Company's common stock under Regulation S of the Securities Act. The sale generated $849,342.

     On February 29, 1996, the Company borrowed $2.5 million through the issuance of a Senior Debenture to MeesPierson. The loan was due on August 31, 1996 and bears interest at a rate based on the Bank of America Prime Rate. The loan was secured by the Property and by the equipment related to 15 management agreements which contain an Option to Purchase provision. A closing fee was paid to MeesPierson of 50,000 shares of the Company Common Stock issued under Regulation S of the Securities Act. An agency fee of $25,000 cash was paid to Octagon Capital Canada Corporation. At June 30, 1996, Octagon Investments, Ltd had beneficial interest in 6.2% of the Company's outstanding common stock and stock options. The Company had a signed offer from MeesPierson to extend the maturity date of the Debenture to October 31, 1996 upon payment of 25,000 shares of Company Common Stock to MeesPierson and 5,000 shares to Octagon Capital Corporation which would be issued under Regulation S, or other restrictions, of the Securities Act. The debentures were paid in full as of December 31, 1996.

     On April 26, 1996, the Company sold the Notes to qualified off-shore purchasers through Global Emerging Markets/Northeast Securities, Inc. pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokerage commissions, were $4,750,000. As of September 30, 1996, holders of the Notes exercised warrants to convert $500,000 of the notes into Company Common Stock and as of December 31, 1996, holders of the Notes had exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount in the amount of $907,000 is included in interest expense on the Consolidated Statement of Operations for the 9 months ended September 30, 1996 and Inception (February 4, 1994) through September 30, 1996.

(17) SUBSEQUENT EVENTS

     On November 1, 1996, the Company sold a series of 6.5% Notes, with attached warrants (the "November 1996 Notes") to two purchasers through Brown Simpson, LLC pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The November 1996 Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. As of February 18, 1997, holders of the Notes exercised warrants to convert all $2,000,000 of the Notes into Company Common Stock at an average discount of 28% below market price.

     On February 6, 1997, the Company sold a series of 7.5% Convertible Debentures (the "February 1997 Debentures") and separate offshore warrants (the "February 1997 Warrants") to three purchasers pursuant to Regulation S under the Securities Act. Net proceeds to the Company, after fees and brokers commissions, were $3,990,000. The February 1997 Debentures mature on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest is due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. The debt conversion price is the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion. Up to 33% of the February 1997 notes can be converted to Company Common Stock after May 7, 1997; an additional 33% can be converted after August 5, 1997 and the balance can be converted after November 3, 1997. The February 1997 Warrants become exercisable by the holders thereof on April 7, 1997. INTEK has the right, which may be exercised in whole or in part on or after April 6, 1998, to require the holders to exercise these Warrants. The Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments.

     On December 3, 1996, INTEK consummated the acquisition (the "Acquisition") of all the issued and outstanding common stock (the "Radiocoms Stock") of Radiocoms, a wholly owned subsidiary of Securicor Communications Limited. Radiocoms, designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology equipment. The purchase price for the Radiocoms Stock was 25,000,000 shares of Company Common Stock. The Acquisition was approved by the stockholders of INTEK at INTEK's 1996 Annual Meeting held on December 3, 1996, was consummated on the same date, and was accounted for as a reverse acquisition (see Company's report for the quarterly period ended December 31, 1996 filed on Form 10-Q).

     a. The following proforma income statement information for INTEK Diversified Corporation is presented as though the reverse acquisition had occurred on October 1, 1994:

                                                   YEAR ENDED
                                             Unaudited         Unaudited
                                         (in thousands,    (in thousands,
                                     except share amts)  except share amts)
                                              9/30/96          9/30/95
                                             --------         --------
     Revenues                                 $36,446          $63,913
     Net loss                                $(22,476)        $(18,327)
     Net loss per share                        $(0.59)          $(0.50)
     Weighted average shares outstanding   38,275,538       36,899,163

     The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the reverse acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

     b. The reverse acquisition was accounted for under the purchase method. The excess of cost over the fair value of net assets acquired at December 3, 1996 is being amortized over 15 years. The purchase price was determined based on the fair value of the INTEK stock issued and has been allocated to the underlying assets and liabilities based on fair values at the date of the reverse acquisition. A summary of the purchase price allocation is as follows:

                                     (in thousands)
                                        --------
     Net working capital                $(1,138)
     Excess of cost over fair value of
          net assets acquired            38,572
     Net property, plant & equipment     10,179
     Other non-current assets            12,918
     Other non-current liabilities       (6,054)
                                        --------
     Total                              $54,477
                                        ========

     In addition, upon closing the Acquisition, MIC received 1,695,000 shares of Company Common Stock held in escrow pursuant to the terms of the Midland Transaction. Pursuant to the terms of the Midland Transaction, the Company anticipates that a post closing reduction to the purchase price of $833,125 or 155,000 shares of Company Common Stock will be made.

     Simultaneous with the Acquisition, (i) Securicor Communications, INTEK and MUSA, entered into an Assumption and Release Agreement on December 3, 1996, under which Securicor Communications agreed to release MUSA from its obligations under the MUSA loan agreement and INTEK agreed to assume all of MUSA's obligations outstanding pursuant to restated loan agreement dated December 31, 1996 (the "INTEK Loan Agreement"), whereby the MUSA Loan Agreement was amended and restated to replace MUSA with INTEK as the Borrower under the INTEK Loan Agreement. MUSA's obligations outstanding under the MUSA Loan Agreement were assumed by INTEK under the INTEK Loan Agreement.

     On December 30, 1996, INTEK approved the change of the Company's fiscal year from December 31 to September 30. As a result of the change in the fiscal year the Company is filing this Annual Report on Form 10-K for the period from January 1, 1996 to September 30, 1996.

     Pursuant to an agreement (the "Krystal Agreement") between INTEK and Krystal Systems, a Nevada corporation ("Krystal"), (a) INTEK agreed to purchase up to 25 220MHz systems (the "Krystal Systems") (including all on-site hardware, radio equipment, antenna combining equipment, computer software and other ancillary components to the 220MHz SMR base station operation), subject to certain conditions (including, without limitation, completion of due diligence by INTEK and receipt of all necessary consents and approvals of government bodies) for a purchase price of $180,000 for each Krystal System and (b) Krystal ordered (at a cost to Krystal of approximately $1 million), and agreed at its sole expense to engage Roamer One to build out, 16 unconstructed base station 220MHz repeater assemblies. In addition to the base station hardware, Krystal also will transfer its rights and privileges as afforded by agreements by and between Krystal and various licensees of the base stations holding authorizations granted by the FCC and Krystal will assign its authorizations granted by the FCC as related to the base stations to INTEK. The Krystal Agreement provides that INTEK will pay 75% of the purchase price for each Krystal System upon completion of due diligence, and submission of FCC forms for the transfer of licenses to INTEK, with respect to such Krystal Systems. The balance of the purchase price is due upon the transfer of the FCC licenses for such Krystal System to INTEK. On February 12, 1997, INTEK paid $2.7 million to Krystal, representing 75% of the purchase price for 20 Krystal Systems. A portion of the proceeds from the sale of the February 1997 Debentures was used for this payment. The balance of the obligations due pursuant to the Krystal Agreement will be paid out of the working capital of INTEK. INTEK anticipates that the completion of the purchase of the 20 Krystal Systems, and any other Krystal Systems that may be purchased, may take several months to complete.

     During the months of December 1996, January and February of 1997, Roamer One began a process of acquiring (through purchase or assignment) and renegotiating management agreements with Pagers Plus Cellular, a California corporation organized to provide construction and management services to individual licensees in the 220MHz spectrum. For each assignment of a management agreement from Pagers Plus Cellular to Roamer One, Roamer One paid a brokerage fee to Pagers Plus Cellular of either $10,000 or $15,000. In addition to an assignment of the agreement, Roamer One attempted to negotiate a purchase of the completed system and the license from the individual licensees of the base stations. As of February 28, 1997, Roamer One has been successful in negotiating 21 such purchase agreements with licensees. Under the terms of the purchase agreements, Intek will issue Company Common Stock to the licensees as payment of the purchase price. The price per share will be determined by calculating the average trading price on the NASDAQ Small Cap Market for Company Common Stock during the immediately preceding 10 days from the date of closing of the acquisition by Roamer One. The individual acquisitions are subject to due diligence, the release or negotiation of payment to the satisfaction of Intek of any and all liens by creditors against the acquiree's assets, the approval of INTEK's board of directors, and receipt of regulatory approvals as needed. As of February 28, 1997, the Company has paid $335,000 to Pagers Plus Cellular as brokerage fees in connection with the assignment of management agreements.

     On March 14, 1997, Securicor advanced $1,000,000 to INTEK upon commercially reasonable terms and conditions to be negotiated between the parties.

                                INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
-----------                                                             -------
2.1       Amended and Restated Sale of Assets and Trademark Agreement
          dated as of September 19, 1996, by and among INTEK
          Diversified Corporation, Simmonds Capital Limited and
          Midland International Corporation                                  (4)

2.2       Standard Offer Agreement and Escrow Instructions for
          Purchase of Real Estate dated March 21, 1996 between Missak
          Azirian and Olympic Plastics, Inc.                                 (3)

3.1(i)    Articles of Incorporation of INTEK Diversified Corporation
          (the "Registrant").                                                (2)

3.1(ii)   By-Laws of the Registrant.                                         (2)

10.1      Amendment No. 1 to 1994 Stock Option Plan                          (1)

10.2      Amendment No. 1 to 1994 Directors' Stock Option                    (1)

10.3      Escrow Agreement dated as of September 19, 1996, among INTEK
          Diversified Corporation, Midland International Corporation
          and American Stock Transfer & Trust Company.                       (4)

10.4      Assignment and Assumption Agreement dated as of September 1,
          1996, by and between INTEK Diversified Corporation and
          Midland USA, Inc.                                                  (4)

10.5      Loan Agreement dated as of September 19, 1996, between
          Midland USA, Inc. and Securicor Communications Limited.            (4)

10.6      Non-Recourse Guaranty and Pledge Agreement dated as of
          September 19, 1996, between INTEK Diversified Corporation
          and Securicor Communications Limited.                              (4)

10.7      Revolving Credit Note dated September 19, 1996, by Midland
          USA, Inc. to the order of Securicor Communications Limited.        (4)

10.8      Security Agreement dated September 19, 1996, made by Midland
          USA, Inc. and INTEK Diversified Corporation in favor of
          Securicor Communications Limited.                                  (4)

11        Statement re computation of per share earnings.                    (5)

12        Statement re computation of ratios.                                (5)

21        Subsidiaries                                                       (2)

24        Consent of Arthur Andersen LLP (included in this
             Report on Page F-1)                                             (1)

27        Financial Data Schedule                                            (1)


(1)  Included in this Report.

(2) This exhibit is contained in the Registrant's Annual Report on Form 10K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.

(3) This exhibit is contained in the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1995, filed with the Commission on April 1, 1996 (Commission File No. 0-9160), and incorporated herein by reference.

(4) This exhibit is contained in the registrant's current report on Form 8-K, filed with the Commission October 4, 1996
     (Commission File No. 0-9160), and incorporated herein by this reference.

(5)  Not Required