Form 10-Q
period 1997-03-31
INTEK DIVERSIFIED CORP
filed 1997-05-15
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1997

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of May 13, 1997, is 40,426,212 shares.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                          INTEK DIVERSIFIED CORPORATION
                       RADIOCOMS FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Thousands, except share and per share amounts)
        For the three and six month periods ended March 31, 1997 and 1996

                                                                         Three Months Ended             Six Months Ended
                                                                              March 31                      March 31
                                                                      -------------------------     -------------------------
                                                                            1997           1996           1997           1996
                                                                      ----------     ----------     ----------     ----------
                                                                    (Post-Reverse  (Pre-Reverse   (Post-Reverse  (Pre-Reverse
                                                                       Merger-See    Merger-See      Merger-See    Merger-See
                                                                          Note 1)       Note 1)         Note 1)       Note 1)


Net sales                                                             $   10,511     $    7,211     $   17,245     $   12,511
Cost of goods sold                                                        10,175          5,219         15,076         10,091
                                                                      ----------     ----------     ----------     ----------
Gross profit                                                                 336          1,992          2,169          2,420

Operating expenses:
Site and technical support costs                                             680              -            764              -
Selling                                                                      862            418          1,398            974
Research and development                                                     803            639          1,713          1,454
General and administrative                                                 4,104          2,652          6,728          4,526
Depreciation and amortization                                              1,240            355          1,879            739
                                                                      ----------     ----------     ----------     ----------
Operating loss                                                            (7,353)        (2,072)       (10,313)        (5,273)

Other income (expense):
  Interest                                                                (1,180)          (446)        (1,750)          (771)
  Gain on sale of assets held
    for sale and other                                                        39              -            795              -
                                                                      ----------     ----------     ----------     ----------
Loss before income taxes                                              $   (8,494)    $   (2,518)    $  (11,268)    $   (6,044)
Income tax benefit (expense)                                                  (3)          (991)           630            224
Translation gain                                                             (38)           (29)             -              -
                                                                      ----------     ----------     ----------     ----------
Net Loss                                                              $   (8,535)    $   (3,538)    $  (10,638)    $   (5,820)
Less: Subsidiary Preferred Dividends                                        (400)             -           (400)             -
                                                                      ----------     ----------     ----------     ----------
Loss applicable to Common
  Shareholders                                                        $   (8,935)    $   (3,538)    $  (11,038)    $   (5,820)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
Net loss per common share                                             $    (0.22)    $    (0.14)    $    (0.32)    $    (0.23)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
Weighted average number of
  common shares outstanding                                           40,194,470     25,000,000     34,707,337     25,000,000
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                                     ASSETS
                March 31, 1997 (Unaudited) and September 30, 1996

                                                   UNAUDITED
                                                    March 31      September 30
                                                        1997              1996
                                                    --------           -------
                                               (Post-Reverse      (Pre-Reverse
                                                  Merger-See        Merger-See
                                                      Note 1)           Note 1)
CURRENT ASSETS:
  Cash and cash equivalents                           $1,478              $417
  Accounts receivable, net
    of allowance for
    doubtful accounts of $100
    in March 1997 and $128
    in September 1996                                  6,138             9,661
  Note receivable, current
    portion                                              165                 -
  Inventories                                         24,976            18,895
  Prepaid expenses and
    other current assets                               7,022             4,464
                                                    --------           -------
  Total current assets                                39,779            33,437
                                                    --------           -------

PROPERTY AND EQUIPMENT, AT COST                       24,668            11,551
Less-accumulated depreciation                         (6,083)           (4,912)
                                                    --------           -------
                                                      18,585             6,639

OTHER ASSETS:
  Note receivable                                        463                 -
  Investment in E.F. Johnson,
    at cost                                           10,177            10,177
  Trademarks, patents and goodwill                    48,175                 -
  Other                                                  128                 -
                                                    --------           -------
TOTAL ASSETS                                        $117,307           $50,253
                                                    --------           -------
                                                    --------           -------

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                March 31, 1997 (Unaudited) and September 30, 1996

                                                   UNAUDITED
                                                    March 31      September 30
                                                        1997              1996
                                                    --------          --------
                                               (Post-Reverse      (Pre-Reverse
                                                  Merger-See        Merger-See
                                                      Note 1)           Note 1)
CURRENT LIABILITIES:
  Accounts payable                                    $6,249            $5,711
  Accrued liabilities                                  5,971             1,576
  Deferred income                                          -               760
  Related party payable                                    -            29,345
  Notes payable                                          328             1,313
  Licensee deposits                                      163                 -
                                                    --------           -------
    Total current liabilities                         12,711            38,705
                                                    --------           -------
NOTES PAYABLE
  Third Party                                          7,220                 -
  Related Party                                       10,176            32,837
                                                    --------           -------
  Total notes payable                                 17,396            32,837
                                                    --------           -------
PREFERRED STOCK OF SUBSIDIARY                         20,000                 -
                                                    --------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value
    Authorized - 60,000,000 shares
    Issued - 40,426,212 at
    March 31, 1997 and 25,000,000
    at September 30, 1996                                409               150
  Capital in excess of par value                     105,026                 -
  Treasury stock, at cost-465,582 shares                (770)                -
  Retained deficit                                   (35,862)          (21,611)
  Currency translation adjustment                     (1,603)              172
                                                    --------           -------
TOTAL SHAREHOLDERS' EQUITY                            67,200           (21,289)
                                                    --------           -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $117,307           $50,253
                                                    --------           -------
                                                    --------           -------

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Thousands)
         For the three and six month periods ended March 31, 1997 and 1996


                                                                           Three Months Ended             Six Months Ended
                                                                                March 31                      March 31
                                                                         ----------------------        ----------------------
                                                                            1997           1996           1997           1996
                                                                         -------        -------        -------        -------
Cash Flows From
Operating Activities:
  Net loss                                                               $(8,535)       $(3,538)      $(10,638)       $(5,820)
  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Depreciation and amortization                                          1,227            640          1,876            739
    Provision for doubtful accounts                                            -            (30)             -              -
    Gain on sale of assets held
       for sale                                                                -             (3)          (756)            (3)
    Deferred taxes                                                             -              -           (633)             -
    Imputed interest on convertible
    Debt and warrants                                                      1,038              -          1,038              -
    Interest added to principal                                              311              -            311              -
  Changes in assets and
  liabilities:
  Decrease (increase) in:
    Accounts receivable                                                    4,469             44          8,352          2,116
    Notes receivable                                                           9              -           (445)             -
    Inventories                                                             (860)          (392)        (1,273)        (2,693)
    Prepaid expenses and
    other current assets                                                  (4,349)         2,239         (4,603)           102
  Increase (decrease) in:
    Accounts payable                                                       3,617            516          2,276         (2,204)
    Licensee deposits                                                        (46)             -            (96)             -
    Accrued liabilities                                                     (632)        (1,172)        (1,121)          (982)
    Related party payable                                                 (2,497)             -         (2,485)             -
    Deferred income                                                          597         (2,703)         1,951           (255)
    Taxes other than income taxes                                            (98)           (25)           149            (25)
                                                                         -------        -------        -------        -------
Total Adjustments                                                          2,786           (886)         4,541         (3,205)
                                                                         -------        -------        -------        -------
Net cash used in operating
activities                                                                (5,749)        (4,424)        (6,097)        (9,025)


Cash Flows From Investing
Activities:
  Capital expenditures                                                      (362)          (935)        (2,333)          (900)
  Expenditures for FCC licenses                                             (168)             -           (168)             -
  Reverse merger costs capitalized                                           (25)             -            (68)             -
  Proceeds, net of note receivable,
    from sale of assets held
    for sale                                                                   -            117          2,200            128
  Cash acquired in reverse merger                                              -              -          1,572              -
                                                                         -------        -------        -------        -------
Net cash provided by investing
  activities                                                                (555)          (818)         1,203           (772)

Cash Flows From Financing
Activities:
  Bank Overdraft                                                             337            431         (1,046)           431
  Proceeds from long term debt
    Third Party                                                            4,000              -          4,000              -
    Related Party                                                          2,290          5,053          4,781          9,022
  Repayment on long and short term debt
    Third Party                                                                -              -          1,346             -
    Related party                                                              -         (1,146)            -              -
                                                                         -------        -------        -------        -------
  Net cash provided by
  financing activities                                                     6,627          4,338          6,389          9,453
                                                                         -------        -------        -------        -------

Effect of exchange rates on cash                                            (434)            33           (434)           (15)
                                                                         -------        -------        -------        -------
Net increase in cash and cash
  equivalents                                                               (111)          (871)         1,061           (359)

Cash and cash equivalents
  at beginning of period                                                   1,589          1,113            417            601
                                                                         -------        -------        -------        -------
Cash and cash equivalents
  at end of period                                                       $ 1,478        $   242        $ 1,478        $   242
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------
Supplemental disclosures of
  cash flow information:
  Cash paid for interest                                                 $    98        $   231        $   126        $   545
  Cash paid for income taxes                                             $     -        $     -        $     -        $     -

The accompanying notes are an integral part of these consolidated statements

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

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

     On December 30, 1996, Intek approved the change of the Company's fiscal year from December 31 to September 30. As a result of the change in the fiscal year the Company filed an Annual Report on Form 10-K for the period from January 1, 1996 to September 30, 1996.

(2)  BUSINESS ACQUISITIONS AND SIGNIFICANT ITEMS

     On May 2, 1996, Intek formed Midland USA, Inc. ("MUSA"), a Delaware corporation and wholly-owned subsidiary of Intek. Effective August 1, 1996, MUSA, acquired from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio distribution business and certain of its assets (the "Midland Transaction").

     On December 3, 1996, Intek consummated the acquisition of all the issued and outstanding common stock of Securicor Radiocoms Ltd ("Radiocoms"), a wholly owned subsidiary of Securicor Communications Limited ("Securicor Communications") (the "Radicoms Acquisition"). Radiocoms, designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology equipment. The purchase price for the Radiocoms Acquisition was 25,000,000 shares of Intek Common Stock. The Radiocoms Acquisition, approved by the stockholders of Intek at Intek's 1996 Annual Meeting held on December 3, 1996, was consummated on the same date, and was accounted for as a reverse acquisition (see Company's report for the quarterly period ended December 31, 1996 filed on Form 10-Q for a more detailed explanation of the Radiocoms Acquisition).

     In addition, upon closing the Radiocoms Acquisition, MIC received 1,695,000 shares of Company Common Stock held in escrow pursuant to the terms of the Midland Transaction. Pursuant to the terms of the Midland Transaction a post closing reduction to the purchase price of $833,125 or 155,000 shares of Company Common Stock was made.

     a. The following unaudited proforma income statement information includes Intek's historic results of operations and Radiocom's results of operations as though the Radiocoms Acquisition had occurred on October 1, 1995:

                                          Three Months     Six Months Ended
                                        Ended March 31         March 31
                                            ----------  -----------------------
                                                  1996        1997        1996
                                            ----------  ----------  ----------
     Revenues                                  $ 7,707    $ 19,433     $14,079
     Net loss                                  $(5,638)   $(18,308)    $(9,439)
     Net loss per share                        $ (0.14)   $  (0.52)    $ (0.27)
     Weighted average shares outstanding    39,808,810  35,173,342  35,173,342

     The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the Radiocoms Acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

     b. The Radiocoms Acquisition was accounted for under the purchase method. The excess of cost over the fair value of net assets acquired at December 3, 1996 is being amortized over 15 years. The purchase price was determined based on the fair value of the Intek Common Stock issued and has been allocated to the Radiocoms underlying assets and liabilities based on fair values at the date of the Radiocoms Acquisition. A summary of the purchase price allocation is as follows:

                                                              (in thousands)
                                                                   --------
     Net working capital                                            $(1,138)
     Excess of cost over fair value of
       net assets acquired                                           37,073
     Net property, plant & equipment                                 10,179
     Other non-current assets                                        12,918
     Other non-current liabilities                                   (6,054)
                                                                    -------
     Total                                                          $52,978
                                                                    -------
                                                                    -------

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   PRINCIPLES OF CONSOLIDATION

     Since Securicor Communications retains more than a 50 percent controlling interest in Intek, the Radiocoms Acquisition is being treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. The consolidated financial statements for the three and six months ended March 31, 1996 include only the accounts of Radiocoms. Subsequent to the date of the Radiocoms Acquisition (December 3, 1996) the consolidated financial statements include the statements of Intek and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic Plastics Company, Inc. ("Olympic"), IMCX Corporation ("IMCX"), and IDC International Corporation ("IDC") (from December 3, 1996 through March 31, 1996) and include the accounts of Radiocoms from October 1, 1996 through March 31, 1997.

     The accounts of Radiocoms include the combined results of Radiocoms and its wholly owned subsidiaries.

     All material intercompany transactions have been eliminated in combination.

     b.   CASH FLOW STATEMENT

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following summarizes the supplemental disclosure of non-cash investing and financing activities:

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). The Debenture was secured by land and a building owned by Olympic (the "Property"). Intek also issued 50,000 shares of Company Common Stock under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, Intek paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to MeesPierson pursuant to Regulation S under the Securities Act, and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee (pursuant to Regulation S under the Securities Act). In exchange for a further extension to January 31, 1997, Intek issued MeesPierson 34,000 shares of Company Common Stock (pursuant to Regulation S under the Securities Act). The Senior Debenture was paid in full on December 31, 1996. See Item (2) -- Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Month Period Ended March 31, 1997 and For the Six Month Period Ended March 31, 1996 -- Liquidity and Capital Resources.

     On February 6, 1997, the Company sold a series of 7.5% Convertible Debentures (the "February 1997 Debentures") and separate offshore warrants (the "February 1997 Warrants") to three purchasers pursuant to Regulation S under the Securities Act. The February 1997 Debentures mature on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest is due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. Up to 33% of the February 1997 notes can be converted to Company Common Stock after May 7, 1997; an additional 33% can be converted after August 5, 1997 and the balance can be converted after November 3, 1997. The debt conversion price is the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion. This $800,000 discount is being amortized over the nine months ended October 1997. For the three and six month periods ended March 31, 1997, the charge to interest expense related to the discount was $326,000. The February 1997 Warrants became exercisable by the holders thereof on April 7, 1997. Intek has the right, which may be exercised in whole or in part on or after April 6, 1998, to require the holders to exercise these Warrants. The Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The Warrants were estimated by the broker to have a value of $100,000, which was included in interest expense for the three and six month periods ended March 31, 1997.

     c.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of radio components, mobile radios and accessories, and repeater site receive/transmit systems. Inventory cost is raw materials, work in progress and finished goods including purchased parts, labor and overhead.

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

     Buildings                                                    11 to 50 years
     Repeater site equipment                                      10 years
     Manufacturing test and computer equipment                    3 to 10 years
     Equipment for rental on operating leases                     3 to 5 years

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

     f.   INCOME TAXES

     The Company and its subsidiaries (except Radiocoms) file consolidated Federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

     Radiocoms is a company organized under the laws of England and Wales and files its tax returns with local UK tax agencies.

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

     g.   WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the period. The accrued liability for warranty costs is included in the caption "Accrued liabilities" in the accompanying consolidated balance sheets.

     h.   FOREIGN CURRENCY

     The financial statements of the Company's foreign subsidiary is remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Current rates of exchange are used to remeasure monetary assets and liabilities and historical rates of exchange are used for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Gains and losses resulting from this remeasurement process are recognized currently in the accompanying consolidated statements of operations.

     i.   NET LOSS PER SHARE

     The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

     j.   INVESTMENT

     The Company's investment in E. F. Johnson Company is stated at cost.

     In the quarter ended December 31, 1996, Radiocoms agreed to accept 1,150,000 shares of common stock of American Digital Corporation ("ADC") representing payment towards its accounts payable owing to Radiocoms totaling $448,500. Given the significant reduction in the share price of ADC, the investment has been fully reserved.

     k.   AMORTIZATION OF TRADEMARKS AND GOODWILL

     As part of the Midland Transaction, the Company acquired various rights, permits and trademarks. These intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     As a result of the Radiocoms Acquisition, intangible assets including various rights, permits, trademarks and patents are being amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     l.   RECLASSIFICATIONS

     Certain amounts reflected in the results of operations for the periods ended March 31, 1996 have been reclassified to conform to the current period presentation.

     m.   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

     n.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The equipment sales and contract manufacturing portions of the Company's business have a broad range of established customers. In contrast, the sales of communications systems is a new market with a limited number of customers in an emerging domestic and overseas environment and consequently may involve greater credit risks. Additionally, the Company has taken a variety of assets as collateral for extension of credit. There is no assurance that the Company will be able to collect on this collateral. The Company has derived a substantial amount of its sales from related parties. No formal agreements with these parties exist. No assurance can be made that these arrangements will continue on the same terms or at the same volume of business in the future. To the extent these sales do not continue, it may adversely affect the Company's financial position and results of operations.

     The Company may periodically hedge firm foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At March 31, 1997, the Company had no outstanding hedge contracts to cover its firm foreign purchase commitments.

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

     p.   WEIGHTED AVERAGE SHARES OUTSTANDING

          The weighted average number of shares outstanding for the three and six month periods ended March 31, 1997 and the pro forma income statement disclosures were restated to reflect the shares issued in connection with the reverse acquisition based on the exchange ratio of the Company Common Stock issued per share of Radiocoms Stock.


(4)  INVENTORIES

     Inventories at March 31, 1997 and September 30, 1996 consist of the following (in thousands):

                                                    Mar. 31,      Sept. 30,
                                                        1997           1996
                                                    --------       --------
Raw materials                                         $7,801         $8,314
Work in progress                                       1,782          2,322
Finished goods                                        15,393          8,259
                                                    --------       --------
                                                     $24,976        $18,895
                                                    --------       --------
                                                    --------       --------

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1997 and September 30, 1996 consists of the following (in thousands):

                                                    Mar. 31,      Sept. 30,
                                                        1997           1996
                                                    --------       --------
Land                                                $    522       $    469
Buildings                                              2,399          2,329
Site equipment                                        10,673              -
Production & test equipment                            5,352          4,731
Furniture and fixtures                                 1,257            555
Computers                                                366              -
Equipment held for rental                              4,099          3,467
                                                    --------       --------
Total property and equipment, at cost                 24,668         11,551
  Less accumulated depreciation                       (6,083)        (4,912)
                                                    --------       --------
Net property and equipment                           $18,585       $  6,639
                                                    --------       --------
                                                    --------       --------

(6)  COMMITMENTS

     As of May 13, 1997, Roamer One had entered into 149 site leases for the housing of radio base station equipment and antenna systems related to 220 MHz SMR systems managed by Roamer One. Under the terms of these management agreements, Roamer One assumes all responsibility for payment of the site leases and related expenses. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition to those leases that have been executed in the name of the Company, Roamer One has also assumed payment responsibility through a contractual obligation with various licensees related to 66 220MHz systems for which Roamer One has an option to purchase or has a related management agreement. As of March 31, 1997, total future minimum lease payments are as follows:

          1997                                              $  861,000
          1998                                               1,193,000
          1999                                               1,270,000
          2000                                                 740,000
          2001                                                 162,000
          Thereafter                                            32,000
                                                            ----------
                                                            $4,258,000
                                                            ----------
                                                            ----------

(7)  ASSETS HELD FOR SALE

     On December 3, 1996 the Company sold the Property for a gain of $756,000. Proceeds from the sale were used to repay, in part, the $2,500,000 Debenture to MeesPierson. The Company funded the shortfall with working capital.


(8)  SALE OF SECURITIES

     In connection with the Company's sale of a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999, as of March 31, 1996, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount, in the amount of $907,000, was a pre-reverse merger expense of Intek.

     On November 1, 1996, the Company sold the November 1996 Notes. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The November 1996 Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. As of March 31, 1997, holders of the Notes exercised warrants to convert all $2,000,000 of the Notes into Company Common Stock at an average discount of 28% below market price.
This discount, in the amount of $552,000 was charged to interest expense during the three months ended March 31, 1997.

     On February 6, 1997, the Company sold the February 1997 Debentures and the February 1997 Warrants to three purchasers. Net proceeds to the Company, after fees and brokers commissions, were $3,990,000. The
February 1997 Debentures mature on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest is due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. Up to 33% of the February 1997 notes can be converted to Company Common Stock after May 7, 1997; an additional 33% can be converted after August 5, 1997 and the balance can be converted after November 3, 1997. The debt conversion price is the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion. This $800,000 discount is being amortized at the rate of one-third over three months, one-third over 6 months and one-third over 9 months. For the three and six month periods ended March 31, 1997, the charge to interest expense related to the discount was $326,000.
The February 1997 Warrants became exercisable by the holders thereof on April
7, 1997. Intek has the right, which may be exercised in whole or in part on or after April 6, 1998, to require the holders to exercise the February 1997 Warrants. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The February 1997
Warrants were estimated by the broker to have a value of $100,000, which was included in interest expense for the three and six month periods ended March
31, 1997.

(9)  ACQUISITION OF NEW SYSTEMS AND MANAGEMENT AGREEMENTS

     KRYSTAL SYSTEMS

     On November 11, 1996, Intek and Krystal Systems, a corporation formed and existing under the laws of Nevada, entered into a Purchase and Sale Agreement whereby Intek agreed to purchase and Krystal agreed to sell and convey to Intek, up to twenty five (25) 220MHz Systems (including all on-site hardware, radio equipment, antenna combining equipment, computer software and other ancillary components to the 220MHz SMR base station operation) together with the authorization to operate those Systems as granted by the FCC. Upon submission to the FCC of the documents required to effect transfer and assignment of the FCC licenses from Krystal, and/or various licensees related to the base stations, Intek agreed to pay to Krystal 75% of the purchase price for each such System. The Systems are to be free of any and all liens and encumbrances and the closing of the transaction is subject to final due diligence and receipt of regulatory approvals as necessary.

     On February 11, 1997 Intek, through its subsidiary Roamer One, paid $2,700,000 to Krystal representing 75% of the purchase price related to 20 Systems. Roamer One has completed the legal and technical due diligence to its satisfaction. The balance of the purchase price for the 20 Systems, $900,000, is due and payable upon receipt, and uncontested grant, of the FCC licenses by Roamer One. No action has been taken with regard to the remaining 5 Systems to be purchased from Krystal.

     PAGERS PLUS

     During the months of December, January and February, Roamer One began a process of acquiring, taking assignment of or renegotiating management agreements and purchase agreements with Pagers Plus Cellular, ("PPC") a California corporation, organized to provide construction and management services to individual licensees in the 220MHz spectrum. For each such reassignment of a management agreement from PPC to Roamer One, Roamer One paid a brokerage fee to PPC of either $10,000 or $15,000. PPC sought to negotiate purchase agreements related to certain completed Systems together with licenses from individual licensees. As of February 10, 1997, PPC had tentatively negotiated 16 purchase agreements with licensees. Under the terms of the purchase agreements, Intek proposed to issue its Common Stock to the licensees and other third parties to the agreements as payment of the purchase price. PPC was paid a cash fee for services related to the negotiation of the agreements. This fee was accounted for as contributing towards payment of the purchase price. The individual acquisitions were subject to due diligence, the release or negotiation of payment to the satisfaction of Intek of any and all liens by creditors against System hardware or operating revenues of the Systems, the approval of Intek's board of directors, and receipt of regulatory approvals as needed.

     During the months from November 1996 through March 1997 and as of May 9, 1997, the Company has paid $50,000 to PPC as brokerage fees in connection with the assignment of management agreements and $285,000 as advance payments on the completion of purchase agreements. As of April 1, 1997, all of the purchase agreements automatically terminated pursuant to provisions contained therein, however, the Company has retained management agreements for these licenses. The Company is currently attempting to complete the purchase agreements with the individual licensees and the equipment lien holder. No assurances can be made that the Company, the licensees, or the lien holder will be willing to enter into an agreement with respect to the systems or the licenses.

(10) INVESTEMENTS

     VENTEL, INC.

     In May 1995, Intek contributed $125,000 for a one-third ownership interest in Brook SIG Corp., which was subsequently acquired in a stock transaction by Ventel, Inc. ("Ventel"), a publicly traded company in Canada. Ventel is in the business of providing financing to various 220 MHz SMR management companies in the United States. SCL was also a one-third owner of Brook SIG Corp. and subsequently became a shareholder in Ventel. Intek and SCL entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. John Simmonds (a director of Intek) is Chairman of the Board of Directors of Ventel. To date, Intek has received 2,666,667 shares of the common stock of Ventel which represents 9.3% of the outstanding shares of Ventel at September 30, 1996. Of these shares, 53% or 1,422,223 are held in escrow. One half of the shares will be automatically released from escrow on September 20, 1997 and the balance on September 20, 1998. The receipt of shares of common stock of Ventel has not been accounted for in these financial statements due to the market volatility and the lack of historical operating results which make it impractical to accurately value the stock at this time

(11) SUBSEQUENT EVENTS

     American Digital Communications, Inc.

     On April 15, 1997, Intek entered into a non-binding Letter of Intent with ADC, to acquire up to 23 constructed 220MHz base stations and the related FCC licenses. Intek would make the payment for the Systems and the license, in part, with a return of ADC stock held by Intek that was acquired by Radiocoms as partial payment of equipment sold to ADC during 1996. Partial payment would also be made by transfer of Intek's stock in Ventel to ADC. A combination of cash and shares of Company Common Stock will comprise the balance of the purchase price. The transaction remains subject to satisfaction of technical, regulatory and legal due diligence in addition to a number of other required consents including those of the respective boards of directors, the FCC, other regulatory agencies, the licensees and any equipment lien holder. An acquisition agreement must be negotiated and executed and provides that the transaction must be consummated by September 30, 1997. The Letter of Intent expires on July 9, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 1997 AND FOR THE SIX MONTH PERIOD ENDED MARCH 31, 1996

     The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the six months ended March 31, 1997 and as compared with the same period in 1996 as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

     Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

     Since Securicor Communications retains more than a 50 percent controlling interest in Intek, the Radiocoms Acquisition is being treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. The consolidated financial statements for the six months ended March 31, 1996 include only the accounts of Radiocoms. The consolidated financial statements for the six months ended March 31, 1997 include the statements of Intek and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX, and IDC (subsequent to the Radiocoms Acquisition on December 3, 1996) and include the accounts of Radiocoms from October 1, 1996 through March 31, 1997. Although the operations of Radiocoms were combined with those of the Company for a period of 3 days after December 1, the Consolidated statements of operations include the operations of Intek and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic, IMCX, and IDC during this period. For sake of clarity, separate discussions are provided herein for Radiocoms, Intek/Roamer, and MUSA.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

CONSOLIDATED

     Results of Operations for the six months ended March 31, 1997 include Radiocoms for the entire six month period and Intek, Roamer One and MUSA for the four months then ended. Results of operations for the six months ended March 31, 1996 include only Radiocoms.

                                                                                                        % of
                                                                                 6 Months Ended        Related       % Change
                                                                                 March 31, 1997        Revenue      97 vs. 96
                                                                                 --------------        -------      ---------
Net Sales
     Roamer                                                                             $   548            3.2%         N/A
     MUSA                                                                                 6,001           34.8          N/A
     Radiocoms                                                                           10,696           62.0         (14.5)%
                                                                                       --------          -----
     Consolidated                                                                       $17,245          100.0%         37.82%
                                                                                       --------          -----
                                                                                                         -----
Cost of Sales
     Roamer                                                                             $   512           93.4%         N/A
     MUSA                                                                                 4,225           70.4          N/A
     Radiocoms                                                                           10,339           96.7            2.5%
                                                                                       --------
     Consolidated                                                                       $15,076           87.4           49.4%
                                                                                       --------

Operating Expenses
     Corporate                                                                          $   549          N/A            N/A
     Roamer                                                                               1,386          252.9%         N/A
     MUSA                                                                                 1,909           31.8          N/A
     Radiocoms                                                                            6,759           63.2           49.1%
                                                                                       --------
     Consolidated                                                                       $10,603           61.5%         133.9%
                                                                                       --------
Depreciation and Amortization
     Corporate                                                                           $  857          N/A            N/A
     Roamer                                                                                  28            5.1%         N/A
     MUSA                                                                                   206            3.4          N/A
     Radiocoms                                                                              788            7.4            6.6%
     Intercompany elimination                                                                 -          N/A            N/A
                                                                                       --------
     Consolidated                                                                        $1,879           10.9%         154.3%
                                                                                       --------
Operating Loss
     Corporate                                                                         $ (1,406)         N/A            N/A
     Roamer                                                                              (1,378)        (251.5)%        N/A
     MUSA                                                                                  (339)          (5.7)         N/A
     Radiocoms                                                                           (7,190)         (67.2)          36.4%
                                                                                       --------
     Consolidated                                                                      $(10,313)         (59.8)%        (95.6)%
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

     GAIN OF SALE OF ASSETS HELD FOR SALE. During the month of December, 1996, Olympic Plastics (a discontinued operation) sold the Property for a gain of $762,000.

     INTEREST EXPENSE.  Consolidated interest expense for period ended March

31, 1997 was $1,750,000. Of this $461,000 related to borrowings from third parties, $311,000 related to the borrowings from Securicor Communications, $552,000 related to the conversion of the November 1996 Notes, $326,000 related to the convertibility feature of the February 1997 Debentures, and $100,000 related to the issuance of the February 1997 Warrants. Pursuant to the terms of the Radiocoms Acquisition, $20 million of intercompany balances between Radiocoms and the former shareholders of Radiocoms were converted into 20,000 shares of Radiocoms Preferred Shares with a par value of $1 thousand per share. The intercompany balance in excess of the redemption value of the Radiocoms Preferred Shares was contributed to the capital account of Radiocoms. The Preferred Shares are manditorily redeemable on June 30, 2006 and bear a dividend rate of 6%.

     LOSS BEFORE TAXES. Consolidated losses before tax for the period ended March 31, 1997 was $11,268,000.

     INCOME TAX BENEFIT. Consolidated tax benefits for the period ended March 31, 1997 were $630,000.

     NET LOSS. The consolidated net loss after taxes for the period ended March 31, 1997 was $10,638,000. After deducting accrued dividends on preferred stock of Radiocoms held by Securicor Communications related to the Radiocoms Acquisition, the Loss Applicable to Common Shareholders was $11,038,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash historically has been selling shares of Company Common Stock and other securities, borrowing against the Company's assets, selling the assets relating to discontinued operations, obtaining vendor financing, and borrowing from related parties. For the six months ended March 31, 1997, the Company used $6,874,000 in cash for operating. $2,296,000 was spent for capital expenditures. Through its financing activities, the Company raised approximately $8,781,000 in gross proceeds. The Company also retired $1,346,000 in previous borrowings. Cash for the six months ended March 31, 1997 increased $1,061,000 over the year-end balance as a result of the Radiocoms Acquisition.

     The Company has invested a significant portion of its capital in the equipment necessary to build out those sites for which it holds an option to purchase. Additional capital will be required to complete the build-out of the 220MHz SMR systems, to fund the administrative costs of the Company prior to its generation of recurrent revenues on a consistent basis and to complete the purchase of various systems it has contracted to purchase. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220MHz SMR Systems as well as the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company.

     Upon the consummation of the Radiocoms Acquisition, Securicor Communications agreed to make available to Intek an amount up to $15,000,000 to fund Intek's working capital needs (the "Intek Loan Agreement"). The Intek Loan Agreement may be drawn upon by Intek so long as it maintains a net worth of at least $20,000,000. The Intek Loan Agreement bears interest at the rate of prime (to be defined to the average of prime rates announced by certain specified banks) plus 1% through December 31, 1997 and thereafter interest will accrue at the rate of 11% compounded annually on the outstanding principal balance, payable upon the repayment in full of the outstanding principal balance but no later than June 30, 2001. The obligations under the Intek Loan Agreement may be prepaid at any time without any penalty. The Intek Loan Agreement must be redeemed upon a change of control of Intek or upon the sale of the majority of its assets. Intek may redeem the Intek Loan Agreement, at par plus accrued interest, subject to restrictions contained in any senior debt facility it may obtain, in increments of $500,000. If such redemptions are made prior to December 31, 1997, the availability under the Intek Loan Agreement will be reduced accordingly. As of May 9, 1997, the amount outstanding under the Intek Loan Agreement was $9,171,000. In addition, letter of credit guarantees for inventory purchases by MUSA in the amount of $5,878,000 were outstanding. While the guarantees are not loans and do not accrue interest, such guarantees do reduce the amount available under the Intek Loan Agreement for future borrowings.

     Securicor Communications agreed to provide to Intek an unsecured line of credit in the amount of $6 million. The outstanding balance under the line of credit bears an annual interest rate of 11%. The amount outstanding under such line of credit is due the earlier of: (1) The receipt of funds by Intek from a private or public offering of Intek shares; or (2) October 18, 1998. As of May 13, 1997, Securicor Communications advanced $3,500,000 to Intek pursuant to the line of credit.

     To fund the Company's consolidated cash needs, the Company is considering a number of financing alternatives. The Company is pursuing asset based financing with a third party lender and the Company may pursue a financing involving a private or public placement of its securities. Management believes that through a combination of the arrangement with Securicor Communications, a new facility with a third party lender and a private or public placement of its securities, adequate financing arrangements will be arranged to meet the Company's near term cash needs.

     BORROWINGS.

     On November 1, 1996, the Company sold the November 1996 Notes. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. The November 1996 Notes mature on October 31, 1999 and bear interest at the rate of 6.5% per annum. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. As of March 31, 1997, holders of the Notes exercised warrants to convert all $2,000,000 of the Notes into Company Common Stock at an average discount of 28% below market price. This discount, in the amount of $552,000, was included in interest expense for the three and six month periods ended March 31, 1997.

     On February 6, 1997, the Company sold the February 1997 Debentures and the February 1997 Warrants. Net proceeds to the Company, after fees and brokers commissions, were $3,990,000. The February 1997 Debentures mature on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest is due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. Up to 33% of the February 1997 notes can be converted to Company Common Stock after May 7, 1997; an additional 33% can be converted after August 5, 1997 and the balance can be converted after November 3, 1997. The debt conversion price is the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion. This $800,000 discount is being amortized at the rate of one-third over three months, one-third over 6 months and one-third over 9 months. For the three and six month periods ended March 31, 1997, the charge to interest expenses related to the discount was $326,000. The February 1997 Warrants became exercisable by the holders thereof on April 7, 1997. Intek has the right, which may be exercised in whole or in part on or after April 6, 1998, to require the holders to exercise the February 1997 Warrants. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments.

     SALES OF ASSETS. The Company sold the Property owned by Olympic on December 3, 1996 for a gain of $758,000. Proceeds from the sale were used to repay, in part, the $2,500,000 Debenture to MeesPierson. The Company funded the shortfall with working capital.

RADIOCOMS - SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED
            MARCH 31, 1996

     NET SALES. Net sales consists principally of third party revenues from the sale of products manufactured by Radiocoms, resale of products purchased from other companies, rental of equipment, maintenance and support of systems, system design and consulting and technology license fees. During 1996 and 1997, a significant portion of Radiocoms sales were made to Roomer One and MUSA. However, the intercompany sales and related costs were eliminated in the consolidated financial statements of Intek for 1997 due to the Radiocoms Acquisition.

     Net sales decreased 14.5% ($1,815,000) to $10,696,000 for the six months ended March 31, 1997 from $12,511,000 for the six months ended March 31, 1996. Sales decreased 23.9% ($1,722,000) to $5,489,000 for the three months ended March 31, 1997 compared to $7,211,000 for the three months ended March 31, 1996.

     Technology license fees from E. F. Johnson were $477,000 for the six months ended March 31, 1996 and no such license fees were received for the six months ended March 31, 1997.

     COST OF SALES. Cost of sales consists principally of costs of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales increased from 80.7% for the six months ended March 31, 1996 to 96.7% for the six months ended March 31, 1997. Cost of sales increased to $10,339,000 for the six months ended March 31, 1997 from $10,091,000 for the six months ended March 31, 1996. For the fiscal quarter ended March 31, 1997, cost of sales increased to $6,560,000 (119.5% sales) from $5,219,000 (72.4% of sales) for the comparable quarter in 1996. The increase in the percentage of cost of sales to sales was largely due to a write-off of previously capitalized mobile radio development costs and to costs related to certain contracts, which costs are not anticipated to be recovered in the future.

     GROSS PROFIT. Gross profit decreased $2,063,000 to $357,000 and the margin decreased to 3.3% sales for the six months ended March 31, 1997 from $2,420,000 (19.3% sales) for the six months ended March 31, 1996. For the fiscal quarter ended March 31, 1997, gross profit decreased 3,063,000 to a loss of $1,071,000 (19.5% sales)
from $1,992,000 (27.6% sales) for the quarter ended March 31, 1997 as a result of the aforementioned write-off of capitalized development costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 6.5% ($406,000) to $5,834,000 (54.5% sales) for the six months ended March 31, 1997 from $6,239,000 (49.9% sales) for the six months ended March 31, 1996. For the fiscal quarter ended March 31, 1997, selling, general and administrative expenses decreased 14.1% ($487,000) to $2,959,000 (53.9% sales) from $3,446,000 (47.8% sales) for the quarter ended
March 31, 1996. The reduction in selling, general and administrative expenses in absolute terms was due to efforts to make the operations more efficient. The significant improvement as a percentage of sales was a direct result of the increase in sales, notably base station sales made to MUSA in March 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 17.8% ($259,000) to $1,713,000 (16.0% sales) for the six months ended March 31,
1997 from $1,454,000 (11.6% sales) for the six months ended March 31, 1996. For the fiscal quarter ended March 31, 1997, research and development expenses increased 32.7% ($209,000) to $848,000 (15.4% sales) from $639,000 (8.9% sales)
for the quarter ended March 31, 1996. Research and development expenses in the six months ended March 31, 1996 related primarily to Linear Modulation mobile radio products designed for the 220MHz market in which Roamer One participates, with expenses during the six months ended March 31, 1997 related primarily to development of a hand portable radio for the same market.

     INTEREST EXPENSE. Interest expense decreased 38.7% ($299,000) to $473,000 for the six months ended March 31, 1997 from $1,454,000 for the six months ended March 31, 1996. For the fiscal quarter ended March 31, 1997, interest expense decreased to $65,000 from $1,129,000 for the quarter ended March 31, 1996, due to the recapitalization of related party debt in connection with the Radiocoms Acquisition.

     NET LOSS. Net loss decreased 19.9% ($1,161,000) to $4,659,000 for the six months ended March 31, 1997 from $5,820,000 for the six months ended March 31, 1996 as a result of the aforementioned sale of base stations to MUSA. For the three months ended March 31, 1997, the net loss was $1,594,000, down from loss of $3,538,000 for the three months ended March 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES Radiocoms incurred losses of $3,447,000 and $5,820,000 for the six months ended March 31, 1997 and 1996 respectively. These losses have related primarily to costs of developing LM technology and commercial applications therefore and costs of increasing marketing, administrative and manufacturing capacity to support anticipated increases in sales volumes. Radiocoms completed its first commercial sales of LM products at the end of 1994 and began manufacturing the products in January 1995. To date, Radiocoms cash flow from operations has not been sufficient to fund its operations and capital expenditures. Net cash used in operating activities for the six months ended March 31, 1997 was $2,190,000, compared to net cash used in operating activities for the six months ended March 31, 1996 which was $9,025,000. Radiocoms has financed its operations and capital expenditures by an aggregate of $47,525,000 of loans from Securicor Communications and Securicor plc, and a loan of $2,109,000 from Intek. As of December 3, 1996, $20,000,000 of the $47,525,000 loan from Securicor Communications was converted to preference share capital, the balance of the loan being forgiven by Securicor Communications.


ROAMER ONE - FOUR MONTHS ENDED MARCH 31, 1997

          NET SALES. Subscriber loading commenced on a limited basis during the three months ended December 31, 1996. During the four months ended March 31, 1997, billings to licensees for site equipment, construction and installation resulted in consolidated equipment sales of $495,000, sales of mobile radios of $47,000 and subscriber revenues of $6,000 for a total of $548,000. For the three months ended March 31, 1997, equipment sales were $54,000, mobile radio sales were $45,000 and subscriber revenues were $45,000 for a total of $144,000.

          COST OF GOODS. Cost of was $512,000 (93.4% sales) for the four months ended March 31, 1997. For the fiscal quarter ended March 31, 1997, cost of sales was $164,000 (113.9% sales).

          SITE EXPENSES AND TECHNICAL SUPPORT. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required to optimize and support the network of repeater sites, together with telephone support from the Corporate office. For the four months ended March 31, 1997, site and support expenses were $735,000 (134.1% sales) and $646,000 (461.4% sales) for the fiscal quarter ended March 31, 1997.

          SELLING EXPENSES. Selling expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the four months ended March 31, 1997 were $184,000 (33.6% sales) and $142,000
(101.4%) for the fiscal quarter ended March 31, 1997. Selling expenses are increasing due to the creation of a sales organization for the commencement of subscriber loading.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses have historically been salaries, consultants, office rent and insurance to support the management of the systems. General and administrative expenses for the four months ended March 31, 1997 were $438,000 (79.9% sales) and $330,000 (229.2% sales) for the fiscal quarter ended March 31, 1997.

          DEPRECIATION. Depreciation expense for fixed assets was $28,000 for the four months ended March 31, 1997 and $21,000 for the fiscal quarter ended March 31, 1997.

          OPERATING PROFIT (LOSS). For the fours months ended March 31, 1997, the operating loss was $1,378,000 and $1,192,000 for the fiscal quarter ended March 31, 1997. This was due to the cost of the infrastructure to manage the licenses and sell services to subscribers.

MUSA - FOUR MONTHS ENDED MARCH 31, 1997

          NET SALES. Net sales for the four months ended March 31, 1997 were $5,926,000. Sales for the three months ended March 31, 1997 were $4,866,000, an improvement over recent quarters. The improvement is attributable to improved inventory availability. MUSA was not a subsidiary of Intek prior to August 1996 and consequently, comparative revenues and expenses are not provided herein.

          COST OF GOODS. For the four months ended March 31, 1997, MUSA had cost of sales of $4,225,000 (71.3% sales). For the fiscal quarter ended March 31, 1997 cost of sales was 43,451,000 (70.9% sales). This represented a combination of sales of inventory acquired from MIC that was priced at replacement cost value, and new product purchases from primary overseas vendors. Since much of the product is purchased in Japan, the steady trend of strengthening in the U.S. Dollar against the Japanese Yen during the reporting period has improved gross margins and lowered product costs.

          SELLING EXPENSES. Selling expenses are primarily travel, advertising and promotion, trade shows and the maintenance of a sourcing office in Asia. The selling expenses for the four months ended March 31, 1996 were $354,000 (6.0% sales) and $288,000 (5.9% sales) for the fiscal quarter ended March 31, 1997.

          GENERAL AND ADMINISTRATIVE EXPENSES. General administrative expenses are salaries, facilities costs, data processing charges insurance, depreciation and amortization. General administrative expenses for the four months ended March 31, 1997 were $1,555,000 (26.2% sales) and $1,176,000
(24.2% sales) for the fiscal quarter ended March 31, 1997.

          DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation of fixed assets and amortization of the intangible related to the acquisition of MUSA were $206,000 for the four months ended March 31, 1997 and $170,000 for the fiscal quarter ended March 31, 1997.

          OPERATING PROFIT (LOSS). For the four months ended March 31, 1997, the operating loss was $339,000 and $169,000 for the fiscal quarter ended March 31, 1997.

CORPORATE - FOUR MONTHS ENDED MARCH 31, 1997

          GENERAL AND ADMINISTRATIVE EXPENSES. General administrative expenses have historically been salaries, consulting and management fees, legal and audit costs. General and administrative expenses for the four months ended March 31, 1997 were $548,000 and $472,000 for the second fiscal quarter ended March 31, 1997.

          AMORTIZATION. Amortization of the intangibles related to the Radiocoms Acquisition was $857,000 for the four months ended
March 31, 1997 and $643,000 for the second fiscal quarter ended March 31, 1997.

          GAIN ON SALE OF ASSETS HELD FOR SALE. During the four months ended March 31, 1997, Olympic sold the Property for a net profit of $758,000. This was the sole remaining fixed asset of the discontinued operation.

          INCOME TAX. In December, 1996, Intek reversed deferred taxes totaling $633,000. In 1995, deferred tax liabilities were created by timing differences relating to depreciation and amortization. In December 1996, the amortization expired and the depreciable assets were sold; therefore, in 1997 the Company no longer has a deferred liability.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.  None

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.

Exhibits

a.    None.

b.    Reports on Form 8-K

     The Registrant filed a report on Form 8-K on February 6, 1997, announcing that it had sold a series of 7.5% Convertible Debentures Due 2000 and Offshore Warrants to purchase up to an aggregate of 425,000 shares of Intek Common Stock to three purchasers. The report was filed pursuant to Item 5 of Form 8-K.

     The Registrant filed a report on Form 8-K on February 18, 1997, including the audited Balance Sheets of Radiocoms as of September 30, 1996 and 1995 and related statements of Operations and Cash Flows for the years ended
September 30, 1996, 1995, and 1994; and

     Pro forma Combined Balance Sheet of Intek and Radiocoms dated September 30, 1996; and

     Pro forma Statements of Operations of Intek and Radiocoms for the twelve months ended September 30, 1996, based on Statements of Operations of Intek for the twelve-month period ended September 30, 1996 and on Statement of Operations for Radiocoms for the year ended September 30, 1996. The report was filed pursuant to Item 1 of Form 8-K.

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES


                                 March 31, 1997


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:    May 14, 1997


INTEK DIVERSIFIED CORPORATION





By:  /s/ D. Gregg Marston
     ---------------------------------------
     D. Gregg Marston
     Chief Accounting Officer