Form 10-Q
period 1997-06-30
INTEK DIVERSIFIED CORP
filed 1997-08-14
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1997

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------     ----------

                          Commission File Number 0-9160

                          INTEK DIVERSIFIED CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                           04-2450145
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     970 West 190th Street, Suite 720
     Torrance, California                              90502
     (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number:          (310) 366-7335

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of August 12, 1997, is 40,426,212 shares.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          INTEK DIVERSIFIED CORPORATION
                          RADIOCOMS OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Thousands, except share and per share amounts)
        For the three and nine month periods ended June 30, 1997 and 1996



                                       Three Months Ended            Nine Months Ended
                                             June 30                       June 30
                                    ------------------------       -----------------------
                                         1997           1996           1997           1996
                                    ---------       --------       --------       --------
Revenues
  Net product sales                 $  12,020       $  6,727       $ 29,259       $ 19,238
  Service income                            8              -             14              -
                                     --------       --------       --------       --------
Total revenues                         12,028          6,727         29,273         19,238

Costs and expenses:
  Cost of goods sold                    8,345          5,702         23,421         15,793
  Cost of services                        526              -          1,290              -
  Sales and marketing                   1,269            507          2,667          1,481
  Research and development                859            914          2,572          2,368
  General and administrative            4,257            834         10,985          5,360
  Depreciation and amortization         1,235             70          3,114            809
                                     --------       --------       --------       --------
Operating loss                         (4,463)        (1,300)       (14,776)        (6,573)

Other income (expense):
  Interest                               (506)          (450)        (2,256)        (1,221)
  Gain on sale of assets held
    for sale and other                      3              -            798              -
                                     --------       --------       --------       --------
Loss before income taxes             $ (4,966)      $ (1,750)      $(16,234)      $ (7,794)
Income tax benefit                          -          1,980            630          2,204
Foreign exchange loss                    (169)             -           (169)             -
                                     --------       --------       --------       --------
Net income (loss)                    $ (5,135)      $    230       $(15,773)      $ (5,590)
Less preferred dividends                 (296)             -           (696)             -
                                     --------       --------       --------       --------
Loss applicable to Common
  Shareholders                       $ (5,431)      $    230       $(16,469)      $ (5,590)
                                     ========       ========       ========       ========
Net income (loss) per share          $  (0.13)      $   0.01       $  (0.45)      $  (0.22)
                                     ========       ========       ========       ========
Weighted average number of
  common shares outstanding        40,426,212     25,000,000     36,613,628     25,000,000
                                     ========       ========       ========       ========

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                                     ASSETS
                June 30, 1997 (Unaudited) and September 30, 1996

                                      June 30   September 30
                                         1997           1996
                                     --------       --------
CURRENT ASSETS:
  Cash and cash equivalents          $  2,703       $    417
  Accounts receivable, net
     of allowance for
     doubtful accounts of $96
     in June 1997 and $128
     in September 1996                  7,659          9,661
  Note receivable, current
     portion                              173              -
  Inventories                          24,265         18,895
  Prepaid expenses and
     other current assets               5,001          4,464
                                     --------       --------
  Total current assets                 39,801         33,437
                                     --------       --------

PROPERTY AND EQUIPMENT, AT COST        27,787         11,551
Less-accumulated depreciation          (6,668)        (4,912)
                                     --------       --------
                                       21,119          6,639
OTHER ASSETS:
  Note receivable                         447              -
  Investment in E.F. Johnson,
     at cost                           10,177         10,177
  Trademarks, patents and goodwill     46,223              -
  Other                                   151              -
                                     --------       --------
TOTAL ASSETS                         $117,918       $ 50,253
                                     ========       ========

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE MERGER)
                                   (Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                June 30, 1997 (Unaudited) and September 30, 1996

                                      June 30   September 30
                                         1997           1996
                                     --------       --------
CURRENT LIABILITIES:
  Accounts payable                   $  6,621       $  5,711
  Accrued liabilities                   6,086          1,576
  Deferred income                           -            760
  Related party payable                     -         29,345
  Notes payable                           454          1,313
  Licensee deposits                       180              -
                                     --------       --------
     Total current liabilities         13,341         38,705
                                     --------       --------
NOTES PAYABLE-Related Party            22,429         32,837
                                     --------       --------
PREFERRED STOCK OF SUBSIDIARY          20,000              -
                                     --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value
     Authorized - 60,000,000 shares
     Issued - 40,891,794 at
     June 30, 1997 and 25,000,000
     at September 30, 1996                409            150
  Capital in excess of par value      103,309              -
  Treasury stock, at cost-465,582
     shares                              (770)             -
  Retained deficit                    (40,459)       (21,611)
  Currency translation adjustment        (341)           172
                                     --------       --------
TOTAL SHAREHOLDERS' EQUITY             62,148        (21,289)
                                     --------       --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                 $117,918       $ 50,253
                                     ========       ========

  The accompanying notes are an integral part of these consolidated statements

                          INTEK DIVERSIFIED CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 1, 1996

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Thousands)

        For the three and nine month periods ended June 30, 1997 and 1996



                                                       Three Months Ended            Nine Months Ended
                                                            June 30                       June 30
                                                    -----------------------       -----------------------
                                                        1997           1996           1997           1996
                                                    --------       --------       --------       --------

Cash Flows From
Operating Activities:
  Net loss                                          $ (5,135)      $    230       $(15,773)      $ (5,590)

  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Depreciation and amortization                      1,235             70          3,114            809
    Provision for doubtful accounts                        -             62              -             62
    Gain on sale of assets held
      for sale                                             -             (9)          (756)           (12)
    Deferred taxes                                         -              -           (633)             -
    Imputed interest on convertible
     Debt and warrants                                   163              -          1,201              -
    Interest added to principal                          252              -            563              -
Changes in assets and
liabilities:
  Decrease (increase) in:
     Accounts receivable                              (1,433)        (2,190)        (1,922)           (74)
     Notes receivable                                      8              -           (437)             -
     Inventories                                         953            216           (320)        (2,477)
     Prepaid expenses and
       other current assets                            2,121         (1,263)           641         (1,161)
  Increase (decrease) in:
     Accounts payable                                    283            177          2,559         (2,027)
     Licensee deposits                                    17              -            (79)             -
     Accrued liabilities                               1,262          2,335            138          1,353
     Related Party Payable                               221              -          3,454              -
     Deferred income                                  (1,961)          (701)           (10)          (956)
     Taxes other than income taxes                        28             94            177             69
                                                    --------       --------       --------       --------
Total Adjustments                                      3,149         (1,209)         7,690         (4,414)
                                                    --------       --------       --------       --------
Net cash used in operating
activities                                            (1,986)          (979)        (8,083)       (10,004)




Cash Flows From Investing
Activities:
  Capital expenditures                                (5,234)            35         (7,567)          (865)
  Expenditures for FCC licenses                            -              -           (168)             -
  Reverse merger costs capitalized                         -              -            (68)             -
  Proceeds, net of note receivable,
     from sale of assets held
     for sale                                              -           (100)         2,200             28
  Cash acquired in reverse merger                          -              -          1,572              -
  Investments and other long term
     assets                                              (25)        (9,696)           (25)        (9,696)
                                                    --------       --------       --------       --------
Net cash provided by investing
  activities                                          (5,259)        (9,761)        (4,056)       (10,533)

Cash Flows From Financing
Activities:
  Bank overdraft                                         118           (651)          (928)          (220)
  Proceeds from long term debt
     Third Party                                         763              -          4,763              -
     Related Party                                    11,173         11,323         15,954         20,345
  Repayment on long and short
     term debt
     Third Party                                      (4,000)             -         (5,346)             -
     Related Party                                         -              -              -              -
                                                    --------       --------       --------       --------
  Net cash provided by
  financing activities                                 8,054         10,672         14,443         20,125
                                                    --------       --------       --------       --------

Effect of exchange rates on cash                         416              -            (18)           (15)
                                                    --------       --------       --------       --------
Net increase in cash and cash
  equivalents                                          1,225            (68)         2,286           (427)

Cash and cash equivalents
  at beginning of period                               1,478            242            417            601
                                                    --------       --------       --------       --------
Cash and cash equivalents
  at end of period                                  $  2,703       $    174       $  2,703       $    174
                                                    ========       ========       ========       ========

Supplemental disclosures of
  cash flow information:
     Cash paid for interest                         $    111       $    676       $    237       $  1,221
     Cash paid for income taxes                     $      -       $    139       $      -       $    139


The accompanying notes are an integral part of these consolidated statements

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Intek Diversified Corporation (the "Company" or "Intek"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the period ended September 30, 1997.

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


(2)  BUSINESS ACQUISITIONS AND SIGNIFICANT ITEMS

     On May 2, 1996, Intek formed Midland USA, Inc. ("MUSA"), a Delaware corporation and wholly-owned subsidiary of Intek. Effective August 1, 1996, MUSA, acquired from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio distribution business and certain of its assets (the "Midland Transaction") in exchange for 2,345,000 shares of Company Common Stock.

     On December 3, 1996, Intek consummated the acquisition (the "Radiocoms Acquisition") of all the issued and outstanding common stock of Securicor Radiocoms Limited ("Radiocoms"), a wholly owned subsidiary of Securicor Communications Limited ("Securicor"). Radiocoms designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology equipment. The purchase price for the Radiocoms Acquisition was 25,000,000 shares of Company Common Stock. The Radiocoms Acquisition, approved by the stockholders of Intek at a Special Meeting held on December 3, 1996, was consummated on the same date.

     Upon the consummation of the Radiocoms Acquisition, the Company became a vertically integrated provider of communications services and products. With the exception of certain products distributed by MUSA, the communication services and products of the Company utilize proprietary linear modulation technology ("LM Technology") developed by Radiocoms. Roamer One is a provider of high quality wireless voice and data communications services in the United States, operating on the 220-222 MHz ("220 MHz") frequency and Radiocoms is a manufacturer of the systems and radios used by among others, the Roamer One systems. In addition,

Radiocoms, through its LMT division, is involved in the research and development of products and other applications of LM Technology.

     a. The following unaudited proforma income statement information is presented as though the Radiocoms Acquisition had occurred on October 1, 1995:

                             Three Months      Nine Months Ended
                            Ended June 30          June 30
                              -----------    --------------------
                                     1996         1997       1996
                              -----------    ---------  ---------
     Revenues                     $ 5,012     $ 31,462   $ 19,241
     Net loss                     $(5,002)    $(21,718)  $(15,390)
     Net loss per share           $ (0.13)    $  (0.56)  $  (0.40)
     Weighted average shares
          outstanding          38,435,553   40,041,467 38,057,959

     The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the Radiocoms Acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

     b. As discussed below, the Radiocoms Acquisition has been as accounted for as a reverse acquisition, and the Company's financial statements have been prepared as if Radiocoms acquired Intek under the purchase method. The excess of cost over the fair value of net assets acquired at December 3, 1996 is being amortized over 15 years. The purchase price was determined based on the fair value of the Company Common Stock outstanding at the date of the Radiocoms Acquisition and has been allocated to the Intek underlying assets and liabilities based on fair values at the date of the Radiocoms Acquisition. A summary of the purchase price allocation is as follows:

                                          (in thousands)
                                               --------
     Net working capital                        $(1,138)
     Excess of cost over fair value of
          net assets acquired                    37,073
     Net property, plant & equipment             10,179
     Other non-current assets                    12,918
     Other non-current liabilities               (6,054)
                                               --------
     Total                                      $52,978
                                               ========



(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   PRINCIPLES OF CONSOLIDATION


     Because Securicor acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for the three and nine months ended June 30, 1996 include only the accounts of Radiocoms. Subsequent to the date of the Radiocoms Acquisition (December 3,
1996) the consolidated financial statements include the statements of Intek and its wholly-owned subsidiaries, Roamer One, MUSA, Olympic Plastics Company, Inc. ("Olympic"), IMCX Corporation ("IMCX"), and IDC International Corporation ("IDC") (from December 3, 1996 through June 30, 1996) and include the accounts of Radiocoms from October 1, 1996 through June 30, 1997.

     The accounts of Radiocoms include the combined results of Radiocoms and its wholly owned subsidiaries.

     All material intercompany transactions have been eliminated in consolidation.


     b.   CONSOLIDATED CASH FLOW STATEMENT

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


     c.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of radio components, mobile radios and accessories, and repeater site receive/transmit systems. Inventory cost is raw materials, work in process and finished goods including purchased parts, labor and overhead.

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

     Buildings                                         11 to 50 years
     Repeater site equipment                           10 years
     Manufacturing test and computer equipment         3 to 10 years
     Equipment for rental on operating leases          3 to 5 years
     Furniture and fixtures                            3 to 10 years

     e. REVENUE RECOGNITION

     With respect to the sale of equipment, including systems and site equipment, revenue is recognized upon delivery of the equipment or, when appropriate, upon acceptance of the equipment by the customer. The Company recognizes subscriber revenue from airtime billings upon provision of the service. In those instances when subscribers are billed for airtime service provided from sites managed by the Company, only the percentage of billings applicable to the Company are included in revenue.

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

     h.   FOREIGN CURRENCY

     The financial statements of the Company's foreign subsidiary are translated into U.S. Dollars for consolidation and reporting purposes. Assets and liabilities are translated into U.S. Dollars using the exchange rate at each balance sheet date and a weighted average exchange rate for each period is used for revenues and expenses. Translation adjustments are recorded as a separate component of shareholders' equity.

     i.   NET LOSS PER SHARE

     The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

     j.   INVESTMENT

     The Company's investment in E. F. Johnson Company is stated at cost (see Note (9).

     k.   AMORTIZATION OF TRADEMARKS AND GOODWILL

     As part of the Midland Transaction, the Company acquired various rights, permits and trademarks. These intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     As a result of the Radiocoms Acquisition, intangible assets of Intek and its subsidiaries prior to the Radiocoms Acquisition including various rights, permits, trademarks and patents are being amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     l.   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

     m.   SUBSCRIBER ACQUISITION COSTS

     Marketing and sales costs associated with obtaining new subscribers are charged to income in the period incurred.

     n.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The equipment sales and contract manufacturing portions of the Company's business have a broad range of established customers. In contrast, the sales of products utilizing LM Technology is a new market with a limited number of customers in an emerging domestic and overseas environment and consequently may involve greater credit risks. The Company has derived a substantial amount of its sales from related parties. No formal agreements with these parties exist. No assurance can be made that these arrangements will continue on the same terms or at the same volume of business in the future. To the extent these sales do not continue, it may adversely affect the Company's financial position and results of operations.

     The Company may periodically hedge firm foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At June 30, 1997, the Company had outstanding hedge contracts to cover its firm foreign purchase commitments.

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

     p.   WEIGHTED AVERAGE SHARES OUTSTANDING

     The weighted average number of shares outstanding for the three and nine month periods ended June 30, 1997 and the pro forma income statement disclosures were restated to reflect the shares issued in connection with the reverse acquisition based on the exchange ratio of the Company Common Stock issued in exchange for each share of Radiocoms Stock.


(4)  INVENTORIES

  Inventories at June 30, 1997 and September 30, 1996 consist of the following (in thousands):
                                          June 30,      Sept. 30,
                                              1997           1996
                                          --------       --------
Raw materials                             $  7,030       $  8,314
Work in progress                             1,634          2,322
Finished goods                              15,601          8,259
                                          --------       --------
                                          $ 24,265       $ 18,895
                                          ========       ========

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1997 and September 30, 1996 consists of the following (in thousands):
                                          June 30,      Sept. 30,
                                              1997           1996
                                          --------       --------
Land                                      $    532       $    469
Buildings                                    2,446          2,329
Site equipment                              12,714              -
Production & test equipment                  5,809          4,731
Furniture and fixtures                       1,309            555
Computers                                      626              -
Equipment held for rental                    4,351          3,467
                                          --------       --------
Total property and equipment, at cost       27,787         11,551
  Less accumulated depreciation             (6,668)        (4,912)
                                          --------       --------
Net property and equipment                $ 21,119       $  6,639
                                          ========       ========


(6)  COMMITMENTS

     As of August 12, 1997, Roamer One had entered into 190 site leases for the housing of radio base station equipment and antenna systems related to systems operating on the 220 MHz frequencies that are managed or owned by Roamer One. Under the terms of these management agreements, Roamer One assumes all responsibility for payment of the site leases and related expenses. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. As of August 12, 1997, total future minimum lease payments are as follows:

          1997                     $  496,000
          1998                      1,513,000
          1999                      1,537,000
          2000                        931,000
          2001                        222,000
          Thereafter                   32,000
                                   ----------
                                   $4,731,000
                                   ==========

(7)  SALE OF SECURITIES

     On February 29, 1996, the Company raised $2,500,000 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a UK limited liability company ("MeesPierson"). The Senior Debenture was secured by land and a building owned by Olympic (the "Property"). Intek also issued 50,000 shares of Company Common Stock to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, Intek paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Company Common Stock to MeesPierson and issued 5,000 shares of Company Common Stock to Octagon Capital Canada Corporation for an agent's fee. In exchange for a further extension to January 31, 1997, Intek issued MeesPierson 34,000 shares of Company Common Stock. The Senior Debenture was paid in full on December 31, 1996.

     On April 26, 1996, The Company sold a series of 6.5% Notes in the aggregate principal amount of $5,000,000 (the "Notes"), maturing April 25, 1999. During fiscal 1997, holders of the Notes exercised warrants to convert all $5,000,000 of the Notes into Company Common Stock at an average discount of 18% below market price. This discount, in the amount of $907,000, was a pre-reverse acquisition expense of Intek.

     On November 1, 1996, the Company sold a series of 6.5% Notes in the aggregate principal amount of $2,000,000 (the "November 1996 Notes") maturing on October 31, 1999. Net proceeds to the Company, after fees and brokers commissions, were $1,995,000. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. During the quarter ended March 31, 1997, holders of the Notes exercised warrants to convert all $2,000,000 of the Notes into Company Common Stock at an average discount of 28% below market price. This discount, in the amount of $552,000 was charged to interest expense in the quarter ended March 31, 1997.

     On February 6, 1997, the Company sold a series of 7.5% Convertible Debentures (the "February 1997 Debentures") and (the "February 1997 Warrants") to three purchasers. Net proceeds to the Company, after fees and brokers commissions, were $3,990,000. The February 1997 Debentures matured on February 6, 2000 and bear interest at the rate of 7.5% per annum. All accrued interest was due and payable at the time the February 1997 Debentures mature or upon their conversion to Company Common Stock. The debt conversion price was the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion resulting in a discount of $800,000. In May 1997 the

Company redeemed the February 1997 Debentures in exchange for a cash payment equal to the principal amount of the debentures plus a redemption premium of 10 percent and all accrued and unpaid interest. Since the Company had recorded $326,000 of such discount during the quarter ended March 31, 1997, the redemption resulted in a reduction of the aggregate discount on this transaction and additional interest expense of $74,000 was recorded in the quarter ended June 30, 1997.

     The February 1997 Warrants became exercisable by the holders thereof on April 7, 1997 and remain outstanding. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The February 1997 Warrants were estimated by the broker to have a value of $100,000, which was included in interest expense in the quarter ended March 31, 1997.

     In connection with the Radiocoms Acquisition, Securicor made available to the Company a $15 million line of credit (the "September 1996 Facility") to fund Intek's working capital needs. Drawdowns against this line have been $9 and $1 million respectively in December 1996 and August 1997. The remaining balance of this line supports a letter of credit line utilized by the Company in connection with purchases made by MUSA from third party suppliers. The September 1996 Facility may be drawn upon by Intek so long as it maintains a net worth of at least $20,000,000. The September 1996 Facility bears interest at the rate of prime (to be defined to the average of prime rates announced by certain specified banks) plus 1% through December 31, 1997 and thereafter interest will accrue at the rate of 11% compounded annually on the outstanding principal balance, payable upon the repayment in full of the outstanding principal balance but no later than June 30, 2001. The obligations under the September 1996 Facility may be prepaid at any time without any penalty. The September 1996 Facility must be redeemed upon a change of control of Intek or upon the sale of the majority of its assets. Intek may redeem the September 1996 Facility, at par plus accrued interest, subject to restrictions contained in any senior debt facility it may obtain, in increments of $500,000.

     During the quarter ended June 30, 1997 the Company borrowed $6 million for working capital purposes from Securicor. The borrowings are evidenced by an 11% note payable due the earlier of (1) the receipt of funds by Intek from a private or public offering of Intek shares; and (2) October 18, 1998. Additionally, during May 1997 the Company borrowed $4.5 million from Securicor to retire the February 1997 Debentures. This loan bears interest at 12% and is repayable under the same terms as the 11% note payable. Interest on these two notes is due upon maturity of the notes.

(8)  ACQUISITION OF NEW SYSTEMS AND MANAGEMENT AGREEMENTS

     KRYSTAL SYSTEMS

     On November 11, 1996, the Company entered into an agreement (the "Krystal Agreement") to acquire from Krystal Systems, Inc. ("Krystal") up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems".) Through June 30, 1997, the Company has paid $3,690,000 of the purchase price for 22 of the Krystal Systems. The remaining balance of $270,000 is due and payable upon receipt, and uncontested grant by the FCC, of the licenses to Roamer One. Application for such transfers have been filed with the FCC and 17 assignments have been granted as of August 12, 1997. Applications typically can take between 30-120 days for processing by the FCC, however, no assurance can be made that the FCC will grant the remaining pending applications. This transaction has been recorded in the Company financial statements.

     AMERICAN DIGITAL COMMUNICATIONS

     On May 31, 1997 and July 10, 1997, the Company entered into two agreements with American Digital Corporation ("ADC") and 22 holders of 220MHz FCC licenses. The agreements provide that the Company will acquire the licenses from the licensees and the equipment from ADC for total consideration equal to $3,696,000. The purchase price will be paid by the Company as follows:
(a) return of 1,150,000 shares of ADC stock owned by the Company (valued for purposes of the transaction at $448,500); (b) issue approximately 746,134 shares of Company Common Stock (valued for purposes of the transaction at $3.80 per share); (c) transfer all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $448,500); (d) retire approximately $44,000 of debt owed by ADC to third parties; (e) pay, as described below, approximately $1,441,149 of debt owed by ADC to Ventel; and
(f) pay $75,000 to ADC upon execution of the agreements. Closing of such transactions (and payment of the purchase price) will occur upon receipt of, and uncontested grant by the FCC, of the licenses to Roamer One. Applications have been filed for such transfers with the FCC and applications typically can take between 30-120 days for processing by the FCC. Such transactions will be recorded in the period in which they close.

     PAGERS PLUS

     In December 1996 and January and February 1997, Roamer One renegotiated certain management and purchase agreements that Pagers Plus Cellular ("PPC") had with licensees holding 220MHz FCC licenses. PPC was paid approximately $335,000 for services related to the negotiation of such agreements. As of April 1, 1997, all such agreements automatically terminated due to certain conditions not being met. Upon the termination of such agreements, the Company has reversed the previously recorded effects of the original arrangements (I.E. $2,070,000 of property and equipment, $1,150,000 of other assets and $3,220,000 long term debt) in the June 30, 1997 financial statements. As a result of such termination, PPC owes the Company $335,000 if the transaction in the subsequent paragraph does not close. Such amount will be offset against amounts payable by the licensees to PPC in the event of a sale of such licenses. The Company, however, continues to manage such systems on behalf of PPC.

     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220MHz FCC licenses managed by the Company on behalf of PPC. The agreements provide that the Company will acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price, in the aggregate, equal to 475,424 shares of Company Common Stock. Closing of such transactions (and payment of the purchase price) will occur upon receipt of, and the uncontested grant by the FCC of, the licenses to Roamer One. Applications will be filed for such transfers with the FCC. Applications can take 30-120 days for processing by the FCC. Such transactions will be recorded in the period in which they close.

     VENTEL, INC.

     In May 1995, Intek contributed $125,000 for a one-third ownership interest in Brook SIG Corp., which was subsequently acquired in a stock transaction by Ventel. Ventel is in the business of providing financing to various 220MHz SMR management companies in the United States. Intek and SCL (also a shareholder of Ventel) entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. John Simmonds (a director of Intek) is the Chairman of the Board of Directors of Ventel. To date, Intek has received 2,666,667 shares of the common stock of Ventel which represents 9.3% of the outstanding shares of Ventel at June 30, 1996. Of these shares, 55.8% or 1,488,889 are held in escrow. One half of the shares will be automatically released from escrow on September 20, 1997 and the balance on September 20, 1998. The receipt of shares of common stock of Ventel has not been accounted for in these financial statements due to the market volatility and the lack of historical operating results which make it impractical to accurately value the stock at this time.

     On May 28, 1997, the Company entered into an agreement with Ventel (the "Ventel Agreement"), which provides for the sale and transfer of certain outstanding loans, security agreements, and the rights related to the collateral for such security agreements from Ventel to the Company. Such loans were made by Ventel to PPC and ADC for the purpose of constructing 220MHz systems. These systems are the subject of purchase agreements (described above) between various licensees, ADC, PPC and the Company. The Ventel Agreement provides that the Company will acquire the security agreements and rights to the collateral in exchange for a payment to Ventel of 787,921 shares of Company Common Stock and $100,000 in cash. The Ventel Agreement was approved of Intek's Board of Directors and Intek's majority shareholder, Securicor, on July 10, 1997. The closing (and payment of the purchase price) will occur upon receipt by the Company of signed and duly executed purchase agreements from each of the licenses for the operation of the equipment subject to the Ventel liens.

(9)  SUBSEQUENT EVENTS

     On July 31, 1997 the Company entered into a Purchase Agreement with Transcrypt International Inc. ("Transcrypt") whereby the Company exchanged its investment in E.F. Johnson ("EFJ") for 375,000 unregistered shares of Transcript common stock (the "Transcrypt Shares"). The book value of the Company's investment in EFJ (the "EFJ Shares") was approximately $10 million. The fair market value of the Transcrypt Shares is approximately $4.2 million. Under the terms of the Radiocoms Acquisition, the Company has been indemnified by Securicor for any loss attributable to or resulting from the transfer of the EFJ Shares to Radiocoms. Further, the Company may utilize securities, properties or other rights or instruments into which the EFJ Shares are converted (to be valued at a price determined by an independent expert) to redeem $10 million of preferred stock of Radiocoms held by Securicor (the "Securicor Put"). The Company may utilize the Securicor Put on or after March 15, 2000. The Company believes the full book value of the EFJ investment (i.e. $10 million) at June 30, 1997 will be realized through a combination of the proceeds of the Transcrypt Shares and the reduction of the Securicor preferred stock liability, through the utilization of the Securicor Put or demand for indemnification. This transaction will be recognized in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion sets forth certain factors which produced changes in the Company's results of operations during the nine months ended June 30, 1997 and as compared with the same period in 1996 as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

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


GENERAL

     The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One systems utilizing the Company's proprietary "LM Technology". Additionally, the Company is also developing new products utilizing LM Technology in other frequency bands with a focus on the world-wide need for spectrum efficiency and also intends to develop other wireless communications networks internationally. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio products including those utilizing LM Technology.

     The Company presently has in inventory a substantial number of completed 220MHz base stations and 220MHz radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to third parties and for utilization on the Roamer One network of systems. The Company has recently commenced the loading of the Roamer One network of systems and also intends to continue to expand that network over the next several years. The construction and expansion of a Roamer One network of systems, as well as equipment sales to third parties has been, and may continue to be, impacted by factors such as pending auctions by the FCC of additional 220MHz licenses. In the opinion of Company management, the FCC auctions may occur in the next six to nine months. A delay in the auctions would significantly hinder the Company's ability to reduce these inventory levels, especially through third party sales in the near term.

     The Company expects to incur substantial operating losses and have a negative cash flow from operations for the foreseeable future, mainly resulting from operating, sales, marketing and general and administrative expenses related to the roll-out of the Roamer One network of systems as well as its continuing investment in research and development related to LM Technology.

     Results of Operations for the nine months ended June 30, 1997 include Radiocoms for the entire nine month period and, Roamer One, MUSA and Corporate for the seven months then ended.

                                                 % Of
                          9 Months Ended        Related       % Change
                           June 30, 1997        Revenue      97 vs. 96
                           -------------        -------      ---------
Revenues
  Roamer                         $   867            3.0%        N/A
  MUSA                            10,785           36.8         N/A
  Radiocoms                       17,621           60.2          (8.4)%
                                 -------          -----
  Consolidated                   $29,274          100.0%         52.2%
                                 -------          -----

Cost of Goods and Services
  Roamer                         $   966          111.4%        N/A
  MUSA                             7,462           69.2         N/A
  Radiocoms                       14,992           85.1          (5.1)%
                                 -------
  Consolidated                   $23,420           80.0          48.3%
                                 -------

Other Operating Expenses
  Roamer                         $ 2,645          305.1%        N/A
  MUSA                             3,464           32.1         N/A
  Radiocoms                       10,232           58.1          11.1%
  Corporate                        1,174          N/A           N/A
                                 -------
  Consolidated                   $17,515           59.8%         90.2%
                                 -------

Depreciation and Amortization
  Roamer                          $1,538          177.4%        N/A
  MUSA                               381            3.5         N/A
  Radiocoms                        1,195            6.8          47.7%
  Corporate                            -          N/A           N/A
                                  ------
  Consolidated                    $3,114           10.6%        284.9%
                                  ------

Operating Loss
  Roamer                        $ (4,282)        (493.9)%       N/A
  MUSA                              (522)          (4.8)        N/A
  Radiocoms                       (8,798)         (49.9)         33.9%
  Corporate                       (1,174)         N/A           N/A
                                --------
  Consolidated                  $(14,776)         (50.5)%      (124.8)%
                                --------          -----        ------
                                --------          -----        ------

ROAMER ONE -SEVEN MONTHS ENDED JUNE 30, 1997

     REVENUES

     Subscriber loading commenced on a limited basis during late calendar 1996. At June 30, 1997, Roamer One has less than 1,000 subscribers compared to less than 100 at June 30, 1996. Subscriber revenues for the seven months ended June 30, 1997 were $14,000 including $8,000 for the three months then ended.

     During the seven months ended June 30, 1997, billings to licensees for site equipment, construction and installation and the sale of mobile radios resulted in equipment revenues of $854,000 including similar sales of $312,000 for the three months then ended.

     Because of the reverse acquisition, comparable revenues and expenses for the prior fiscal year are not provided herein.

     COST OF GOODS AND SERVICES

     Cost of equipment sold was $966,000 (113.1% of related sales) for the seven months ended June 30, 1997. For the fiscal quarter ended June 30, 1997, cost of equipment sales was $454,000 (145.5% of related sales). Cost of sales was abnormally high due to a $176,000 write-down of mobile radio inventories. Initial purchases of mobile radios had been at a price that reflected low production volumes and correspondingly high per unit costs. Without the write-down, cost of equipment sold was $790,000 (92.5% of related sales) for the seven months ended June 30, 1997 and $278,000 (89.1% of related sales) for the quarter.

     Cost of services relates to site expense and technical support. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required to optimize and support the network of repeater sites, together with telephone support to Subscribers from the Roamer office. For the seven months ended June 30, 1997, site and support expenses were $1,290,000 (921.4% of related sales) and $526,000 (657.5% of related sales) for the fiscal quarter ended June 30, 1997.

     OTHER OPERATING EXPENSES

     Sales and marketing expenses are primarily salaries, travel and preparation of promotional material. The selling expenses for the seven months ended June 30, 1997 were $623,000 (71.2% sales) and $439,000 (137.2%) for the fiscal quarter ended June 30, 1997. Sales and marketing expenses are increasing due to the creation of a sales organization in connection with the loading of the Roamer One network of systems.

     General and administrative expenses generally consist of salaries, consultants, office rent and insurance to support the management of the systems. General and administrative expenses for the seven months ended June 30, 1997 were $732,000 (84.3% sales) and $294,000 (91.9% sales) for the fiscal quarter then ended.

     DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangibles related to the Radiocoms Acquisition were $38,000 and $1,500,000, respectively, for the seven months ended June 30, 1997 and $10,000 and $643,000, respectively, for the fiscal quarter then ended.

     OPERATING LOSS

     For the sevens months ended June 30, 1997, the operating loss was $2,781,000 and $1,404,000 for the fiscal quarter then ended. This loss is a result from current subscriber count not being sufficient to offset the cost of the network's infrastructure and subscriber acquisition cost.

MUSA - SEVEN MONTHS ENDED JUNE 30, 1997

     REVENUES

     Net sales for the seven months ended June 30, 1997 were $10,786,000. Sales for the three months ended June 30, 1997 were $4,785,000, compared to $4,917,000 for the quarter ended March 31, 1997. Sales for the quarter ended March 31, 1997 were slightly higher due to filling of orders that had been previously backordered by the prior owner because of working capital limitations.

     MUSA was not a subsidiary of Intek prior to August, 1996 and consequently, comparative revenues and expenses are not provided herein.

     COST OF GOODS AND SERVICES

     For the seven months ended June 30, 1997, MUSA had cost of sales of $7,462,000 (69.2% sales). For the fiscal quarter ended June 30, 1997, cost of sales was $3,237,000 (67.6% sales). This represented a combination of sales of inventory acquired from MIC that was priced at replacement cost value, and new product purchases from primary overseas vendors. Since much of the product purchase orders are denominated in Japanese Yen, the steady trend of strengthening in the U.S. Dollar against the Japanese Yen during the reporting period has improved gross margins and lowered product costs.

     OTHER OPERATING EXPENSES

     Selling expenses are primarily travel, advertising and promotion, trade shows and the maintenance of a sourcing office in Asia. The selling expenses for the seven months ended June 30, 1996 were $684,000 (6.3% sales) and $330,000 (6.9% sales) for the fiscal quarter ended June 30, 1997. This increase in selling expense as a percentage of sales results primarily from trade show expense.

     General administrative expenses are salaries, facilities costs, data processing charges and insurance. General administrative expenses for the seven months ended June 30, 1997 were $2,780,000 (25.8% sales) and $1,224,000 (25.6%
sales) for the fiscal quarter then ended.

     DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible related to the acquisition of MUSA were $27,000 and $354,000 respectively for the seven months ended June 30, 1997 and $15,000 and $160,000 respectively for the fiscal quarter then ended.

     OPERATING LOSS

     For the seven months ended June 30, 1997, the operating loss was $521,000 and $182,000 for the fiscal quarter ended June 30, 1997. The primary cause for this loss is attributable to current sales volumes and related gross profits being insufficient to offset fixed sales and marketing and general administrative expenses.


RADIOCOMS - - NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS
              ENDED JUNE 30, 1996

     REVENUES

     Revenues are principally derived from the Radiocoms contract manufacturing business and to a lesser extent from the resale of products purchased from other companies, rental of equipment, maintenance and support of non-LM communications systems, system design and consulting and LM technology license fees. During 1996 and 1997, a significant portion of Radiocoms sales were made to Roamer One and MUSA. These intercompany sales and related costs were eliminated in the consolidated financial statements of Intek for 1997 although included in the fiscal 1996 Radiocoms sales.

     Product sales increased 0.8%% ($146,000) to $17,621,000 for the nine months ended June 30, 1997 from $17,475,000 for the nine months ended June 30, 1996 (including $1,783,000 in sales to Roamer One and MUSA). Sales increased 39.5% ($1,962,000) to $6,926,000 for the three months ended June 30, 1997 compared to $4,964,000 for the three months ended June 30, 1996.

     Technology license fees from EFJ were $477,000 for the nine months ended June 30, 1996 and no such license fees were received for the nine months ended June 30, 1997.

     COST OF GOODS AND SERVICES

     Cost of sales consists principally of costs of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales increased for the nine months ended June 30, 1997 from 80.3% for the nine months ended June 30, 1996 to 85.9%. Cost of sales increased to $15,133,000 for the nine months ended June 30, 1997 from $14,030,000 for the nine months ended June 30, 1996. For the fiscal quarter ended June 30, 1997, cost of sales increased to $4,798,000 (69.3% sales) from $3,939,000 (70.4% sales) for the comparable quarter in 1996. The increase in the percentage of cost of sales to sales was largely due to a write-off of previously capitalized mobile radio development costs and to costs related to certain contracts, which costs are not anticipated to be recovered in the future

     OTHER OPERATING EXPENSES

     Selling expenses are primarily travel, advertising and promotion, and trade shows. The selling expenses for the nine months ended June 30, 1996 were $1,360,000 (7.7% sales) and $500,000 (7.2% sales) for the fiscal quarter ended June 30, 1997.

     General administrative expenses are salaries, facilities costs, data processing costs and insurance. General administrative expenses for the nine months ended June 30, 1997 were $6,300,000 (35.8% sales) and $2,114,000 (30.5%
sales) for the fiscal quarter ended June 30, 1997.

     Research and development expenses increased 8.6% ($204,000) to $2,572,000 (14.6% sales) for the nine months ended June 30, 1997 from $2,368,000 (13.6% sales) for the nine months ended June 30, 1996. For the fiscal quarter ended June 30, 1997, research and development expenses decreased 6% ($55,000) to $859,000 (12.4% sales) from $914,000 (18.4% sales) for the quarter ended June 30, 1996. Research and development expenses in the nine months ended June 30, 1996 related primarily to LM mobile radio products designed for the 220MHz market in which Roamer One participates, with expenses during the nine months ended June 30, 1997 related primarily to development of a hand portable radio for the same market.

     DEPRECIATION AND AMORTIZATION

     Depreciation expense for fixed assets was $1,195,000 for the nine months ended June 30, 1997 and $407,000 for the fiscal quarter ended June 30, 1997. This is an increase from $809,000 for the nine months ended June 30, 1996 and $70,000 for the fiscal quarter ended June 30, 1996.

     OPERATING LOSS

     For the nine months ended June 30, 1997, the operating loss was $5,937,000 and $1,751,000 for the fiscal quarter ended June 30, 1997, compared to a loss of $6,573,000 for the nine months ended June 30, 1996 and $1,300,000 for the fiscal quarter ended June 30, 1996. The primary cause for this loss is attributable to current sales volumes and related gross profits not being sufficient to offset fixed research and development, and general and administrative expenses.


CORPORATE - SEVEN MONTHS ENDED JUNE 30, 1997

     OTHER OPERATING EXPENSES

     General administrative expenses include salaries, consulting and management fees, legal and audit costs. General administrative expenses for the seven months ended June 30, 1997 were $1,167,000 and $619,000 for the quarter then ended. Salary and office expenses are expected to continue to increase since during the third quarter of 1997, the Company added a Senior Vice President of Corporate Development, and a Chief Operating Officer. The Company has also entered into a lease for a small corporate office to be occupied during the fourth quarter of 1997 in Princeton, NJ.

OTHER INCOME (EXPENSE) - SEVEN MONTHS ENDED JUNE 30, 1997

     INTEREST EXPENSE

     Consolidated interest expense for period ended June 30, 1997 was $2,312,000 and was offset by $56,000 in interest income for a net of $2,256,000. Of the interest expense, $237,000 related to borrowings from third parties, $874,000 related to borrowings from Securicor (of which $563,000 was added to principal and the balance is accrued), and $1,201,000 was imputed interest on convertible debt and warrants.

     GAIN ON SALE OF ASSETS HELD FOR SALE AND OTHER.

     During the month of December, 1996, Olympic (a discontinued operation) sold the Property for a gain of $756,000. Subsequent to that date, interest on a note related to the sale of the Property has increased the gain to $766,000. Other royalty income was $33,000.

     INCOME TAX

     In December, 1996, Intek reversed deferred taxes totaling $633,000. In 1995, deferred tax liabilities were created by timing differences relating to depreciation and amortization. In December 1996, the amortization expired and the depreciable assets were sold; therefore, in 1997 the Company no longer has a deferred liability.

     NET LOSS

     The consolidated net loss after taxes for the period ended June 30, 1997 was $15,773,000 and was $5,135,000 for the quarter ended June 30, 1997. For the nine months ended June 30, 1996 the net loss(attributable only to Radiocoms) was $5,590,000. For the fiscal quarter ended June 30, 1996, Radiocoms earned a profit of $230,000.

     PREFERRED DIVIDENDS

     Pursuant to the terms of the Radiocoms Acquisition, $20 million of intercompany balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms Preferred Shares with a par value of $1 thousand per share. The intercompany balance in excess of the redemption value of the Radiocoms Preferred Shares was contributed to the capital account of Radiocoms. The Preferred Shares are manditorily redeemable on June 30, 2006 and bear a dividend rate of 6%.

     LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting accrued dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common shareholders for the nine months ended June 30, 1997 was $16,469,000 and $5,431,000 for the fiscal quarter then ended.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Radiocoms Acquisition, the Company's primary source of cash historically has been selling shares of Company Common Stock and other securities, borrowing against the Company's assets, selling the assets relating to discontinued operations, and obtaining vendor financing. Subsequent to the Radiocoms acquisition, the Company's primary source of cash has been borrowings from Securicor. For the nine months ended June 30, 1997, the Company used $12,043,000 in cash for operating expenses. $3,607,000 was spent for capital expenditures. Through its financing activities, the Company raised approximately $20,717,000 in gross proceeds. The Company also retired $6,274,000 in previous borrowings. Cash for the nine months ended June 30, 1997 increased by $2,286,000 due to the Radiocoms Acquisition.

     The Company has invested a significant portion of its capital in the equipment necessary to construct the current Roamer One network of systems including sites for which it holds options to purchase. Additionally, the Company has invested significantly in inventory for the 220MHz market either for sale to third parties or to be used to expand the Roamer One network of systems.

     In the future, the Company will require capital to interconnect sites and perform other upgrading functions to the current Roamer One network of systems as well as to fund operating expenses. In addition, it is the intention of the Company to continue to build out the Roamer One network of systems through the acquisition of additional sites whether through direct purchase of existing licenses or through participation in planned FCC 220MHz auctions. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer 220MHz SMR Systems as well as the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries. Therefore, any delay on the timing of loading subscribers will place a working capital burden on the Company.

     At August 12, 1997, the Company has fully utilized its various lines of credit from Securicor and it is having negotiations with Securicor as to the funding of next year's operations. To fund the Company's consolidated cash needs, the Company is considering a number of financing alternatives, including, if market conditions permit, a financing involving a private or public placement of its securities. Management believes that through a combination of the arrangement with Securicor, a new facility with a third party lender and/or a private or public placement of its securities, adequate financing arrangements will be available to meet the Company's near term cash needs.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.  None

Item 2.  Changes In Securities.  None

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on FORM 8-K.

Exhibits

A.   None.

b.   Reports on Form 8-K.

     The Registrant filed a report on Form 8-K on June 12, 1997 announcing it had redeemed its 7.5% convertible debentures due 2000. The report was filed pursuant to Item 5 of Form 8-K.

                 INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES


                                  June 30, 1997


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:    August 14, 1997


INTEK DIVERSIFIED CORPORATION




By:  /s/ D. Gregg Marston
     ---------------------------------------
     D. Gregg Marston
     Chief Accounting Officer