Form 10-K
period 1997-09-30
INTEK DIVERSIFIED CORP
filed 1998-01-13
CIK 50977

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _______TO______

                            COMMISSION FILE NUMBER:0-9160

                            INTEK DIVERSIFIED CORPORATION
                (Exact name of Registrant as specified in its charter)


                  DELAWARE                          04-2450145
           (STATE OF INCORPORATION)               I.R.S. EMPLOYER
                                                IDENTIFICATION NUMBER

       214 CARNEGIE CENTER, SUITE 304               08549-6237
             PRINCETON, NEW JERSEY
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)         (ZIP CODE)

          Registrant's telephone number, including area code: (609) 419-1222

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:
                             COMMON STOCK $.01 PAR VALUE
                                (Title of Each Class)

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

As of December 31, 1997, the aggregate market value of voting stock held by non-affiliates was approximately $17,116,747. The number of shares outstanding of the Registrant's Common Stock was 41,973,946 as of December 31, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended September 30, 1997.

INDEX
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
  Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . 1
   Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Business Acquisitions and Significant Items . . . . . . . . . . . . . . . 2
   Business Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
   Wireless Communications Industry. . . . . . . . . . . . . . . . . . . . . 3
      United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
      International. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
   Communications Services . . . . . . . . . . . . . . . . . . . . . . . . . 4
      United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
      International. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
   Equipment Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . 5
      United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
      International. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
   LM Research and Development . . . . . . . . . . . . . . . . . . . . . . . 6
      Benefits of LM Technology. . . . . . . . . . . . . . . . . . . . . . . 7
      Benefits of LM Technology in an SMR system . . . . . . . . . . . . . . 7
   Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      Non-LM Related . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
      LM Related . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
   Patents, Trademarks and Trade Secrets . . . . . . . . . . . . . . . . . . 7
   Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
      Communication Services . . . . . . . . . . . . . . . . . . . . . . . . 8
      Equipment Distribution . . . . . . . . . . . . . . . . . . . . . . . . 8
      Technology . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
      Manufacturing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
   Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . .10
      United States. . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
      International. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
   Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
   Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
      Need for Additional Capital. . . . . . . . . . . . . . . . . . . . . .11
      Dependence on Governmental Regulation. . . . . . . . . . . . . . . . .12
      Development and Acceptance of LM Technology and Related Products . . .12
      Ability to Compete . . . . . . . . . . . . . . . . . . . . . . . . . .12
      Control by Majority Shareholder. . . . . . . . . . . . . . . . . . . .12
      Supplier Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .13
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .13
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .13
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
  Item 5.  Market for Registrant's Common Stock and Related
           Shareholder Matters . . . . . . . . . . . . . . . . . . . . . . .14
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .14
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . .15
     Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .15
     Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . .20
     Effects of Inflation. . . . . . . . . . . . . . . . . . . . . . . . . .21
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . .21
  Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .21

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.. . . . . . . . . . . . . . .21
PART III. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .21
  Item 10. Directors and Executive Officers of the Registrant. . . . . . . .21
  Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . .21
  Item 12. Security Ownership or Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . . . .21
  Item 13. Certain Relationships and Related Transactions. . . . . . . . . .21
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
  Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                                        PART I

ITEM 1. BUSINESS


FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, See "Item 1. Business - Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTRODUCTION

     Intek Diversified Corporation, a Delaware corporation, is a provider of spectrum-efficient wireless communications technology, products and services. Unless otherwise indicated, the "Company" refers to Intek Diversified Corporation and its subsidiaries.

     The Company provides analog wireless communications services to its subscribers in the U.S. utilizing radio frequencies (a) licensed to the Company's Roamer One, Inc. ("Roamer One") subsidiary by the Federal Communications Commission ("FCC") or (b) managed by Roamer One. The Company holds the most licenses of 220 to 222 MHz ("220 MHz") frequency in the U.S. The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's patented and proprietary linear modulation ("LM") technology ("LM Technology".) The Company's SMR sites cover 120 markets and a U.S. population base of 175 million people and are referred to herein as the Roamer One Network. LM Technology was developed by Linear Modulation Technology, Ltd., a subsidiary of the Company's Securicor Radiocoms Limited ("Radiocoms") subsidiary. The transmitters (base stations) and radios used on the Roamer One Network are manufactured by Radiocoms.

     LM Technology products are distributed in the U.S. by the Company's Midland USA, Inc. ("MUSA") subsidiary which also distributes SMR and land mobile radio ("LMR") products of other manufacturers through a well established base of authorized dealers and agents, some of whom market Roamer One's services. In the U.K., Radiocoms distributes LMR and SMR products of various manufacturers and operates an SMR network under the Relayfone brand name.

     The Company's LM Technology was developed for various wireless communications applications including SMR, LMR, cellular and personal communications services ("PCS"). LM Technology is a narrowband technology designed to capitalize on the worldwide need for more efficient use of the radio spectrum and offers the fastest data rate capability available for LMR and SMR trunked radio system technology. LM Technology can overlay digital and analog radio transmissions and provide up to a six-fold increase in a system's capacity.

     The Company's SMR businesses, and the communications products the Company distributes, are regulated in the U.S. by the FCC and in the U.K. by the Radio Communications Agency ("RA"), and therefore a significant portion of the Company's business affairs (and those of its actual and potential competitors) are always subject to changes in regulatory rules and policies. Such changes can increase the level of competition and the cost of regulatory compliance, affect the methods by which the Company manages its SMR systems and its ability to obtain or keep licenses and impact other facets of the Company's regulatory environment. Also, each FCC proceeding which might affect the Company is subject to reconsideration, appellate review, and FCC modification from time-to-time. There are other similar governmental regulatory bodies that may affect the Company's ability to operate other SMR systems or sell wireless communications products and technology in other countries.

BUSINESS ACQUISITIONS AND SIGNIFICANT ITEMS

     Effective August 1, 1996, MUSA acquired from Midland International Corporation, a wholly-owned subsidiary of Simmonds Capital Limited, its U.S. land mobile radio distribution business, and certain of its assets (the "Midland Transaction") in exchange for 2,345,000 shares of the Company's common stock ("Common Stock").

     On December 3, 1996, the Company consummated the acquisition of all the issued and outstanding common stock of Radiocoms (the "Radiocoms Acquisition"), a wholly-owned subsidiary of Securicor Communications Limited ("Securicor"). The purchase price for the Radiocoms Acquisition was 25,000,000 shares of Common Stock. The Radiocoms Acquisition, approved by the stockholders of the Company at a Special Stockholders' Meeting held on December 3, 1996, was consummated on the same date.

     During fiscal 1997, as part of its continuing expansion of the Roamer One Network, the Company acquired 69 additional constructed systems from various third parties. The aggregate purchase price paid for these systems and the related FCC licenses was $7,357,000.

     During fiscal 1997, the Company redirected its direct marketing campaign for the Roamer One Network from a national campaign to a focused specific geographic campaign beginning with targeted businesses in 4 wide-area geographic markets.

     In December 1997, the Company reached agreement with Securicor regarding the refinancing of the Company's outstanding indebtedness of approximately $25.4 million, under which principal and interest payments will begin in July 2001. The new credit facility provides the Company may borrow up to $29.5 million (including the outstanding indebtedness). Additionally, Securicor agreed to purchase from the Company $12.4 million of preferred stock redeemable in June 2003 (upon approval by the Intek stockholders of "blank check" preferred stock) and reimburse the Company $2.6 million for certain amounts related to the Radiocoms Acquisition.

BUSINESS STRATEGY

     The Company's objective is to become a leading international provider of cost-effective, spectrum-efficient wireless technologies, products and services. The Company's LM Technology has been developed for implementation in various wireless communications environments including SMR and LMR, and may have applications in cellular and PCS. LM Technology is a narrowband technology designed to capitalize on the worldwide need for more effective use of the radio spectrum and offers the fastest data rate capability available in LMR and SMR trunked radio system technology.

     To accomplish its objective in the U.S., the Company will capitalize on the opportunity made possible by the FCC's licensing of 220 MHz frequency nationally for the use of narrowband technology. In addition, FCC initiatives, as well as initiatives in the European Union ("EU") by the European Telecommunications Standards Institute ("ETSI"), are fostering the development of other significant markets for the Company's LM Technology. The Company's focus is to promote worldwide commercialization of spectrum-efficient wireless communications technology including LM Technology by:

     - Licensing LM Technology to other wireless communications equipment manufacturers.
     - Fostering key strategic relationships to develop LM Technology applications.
     - Supplying LM ASICs (Application Specific Integrated Circuits) to other equipment manufacturers for incorporation into their products.
     - Developing new products based on LM Technology for the entire wireless communications industry, but with a focus on LMR applications.

     During fiscal 1997, the Company redirected its direct marketing campaign for the Roamer One Network from a national campaign to a focused specific geographic campaign beginning with targeted businesses in 4 wide-area geographic markets. The Company intends to expand its direct marketing campaign into additional selected markets in fiscal 1998. In the U.K., the Company is seeking ways to expand its presence as an SMR service provider and it is also actively seeking partners in other areas of the world to operate SMR systems.
As appropriate, the Company also may seek to acquire or manage SMR systems, both in the U.S. and worldwide, utilizing technologies other than LM
Technology.

     Regarding equipment distribution, the Company is actively marketing its 220 MHz products (base stations and radios) to those U.S. license holders who, as yet, have not constructed their systems or who want to upgrade their current systems to the more technologically advanced systems offered by the Company.
The Company is also marketing its products to potential new public safety license holders that will result from changes currently being made in FCC regulation and to potential new license holders resulting from the FCC's 220 MHz auctions scheduled to be held in 1998. See "Business-Government Regulation."

     The Company also is expanding its "Midland" branded product line of traditional LMR and SMR products of other manufacturers which it distributes through MUSA. For industry segment financial information, see Note 8 "Business Segments" to Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

WIRELESS COMMUNICATIONS INDUSTRY

     UNITED STATES

       GENERAL

     While two-way LMR communications in the U.S. has been available for many years, the provision of wireless communications as an industry has only developed generally since 1970, as a result of various licensing actions taken by the FCC. The wireless industry provides high quality communication services for vehicle mounted and hand portable telephones and other two-way radio units in various frequency bands. Today, the wireless communications industry is composed principally of telephony systems (cellular and PCS), paging systems, mobile data providers and SMR systems, some of which also employ enhanced services and digital technology ("ESMR") and provide telephone interconnect. The first commercial SMR systems became operational in 1974 while the first commercial cellular system was not operational until 1983. Historically, SMR service has been provided utilizing 800 or 900 MHz bands.

     The evolution of narrowband technology is a result of the RA's and FCC's efforts to achieve spectrum efficiency for all types of broadcast service. The 220 MHz band was allocated to explore further the development of narrowband equipment in a "virgin" spectrum, virtually free of existing licensees or authorized users. The FCC adopted its rules and opened a filing window for applications for licensing of SMR and other private land mobile communication systems in 220 MHz band in 1991 ("Phase I Licensing"). Licenses for local 220 MHz SMR systems were issued in 1993. Approximately 3,300 five channel trunked licenses were awarded to licensees in 220 MHz (the "licensees") of which an estimated 1,000 were constructed. The Company believes the number of currently commercially operational 220 MHz systems is very small.

     Most users of wireless communications are subscribers to cellular, PCS, ESMR and/or paging services. The next major segment of wireless communications users are private, public safety and governmental LMR users followed by users of commercial SMR systems including the Roamer One Network.

       LMR

     LMR systems are user owned two-way radio systems. These systems serve business and industrial users as well as public safety and governmental users. Utility companies, package handlers, fire and paramedic vehicles and other public safety concerns are typical LMR users who may own or lease entire systems in a local area. LMR meets the need of these users because they require a form of voice communication from a dispatch, or base station location, to a fleet of vehicles.

     LMR systems include conventional and trunked systems, both of which operate on the specific frequency bands allocated for such systems by the FCC. Conventional LMR systems utilize a single or a pair of channels to transmit and receive information. This channel is open and unrestricted to all users. To use a channel, a user has to wait until the channel is unoccupied. Trunked systems combine multiple channels so when a user begins to transmit, an unoccupied channel is automatically selected. Technology has been further developed to allow trunked systems to be networked together allowing for multiple trunked sites to be centrally switched and controlled.

     There are currently different protocols and proprietary systems allowing for the trunking and networking of LMR systems. Governmental or quasi-governmental standards bodies are fostering some of these protocols both in the U.S. and internationally, with the goal of allowing for higher user capacities. In the U.S., the FCC is encouraging the adoption of narrowband standards to allow for greater spectrum utilization of frequency bands to allow for higher capacity ("refarming").

     The Company's LM Technology, with its patented system capacity enhancement features, is one such technology that provides additional capacity through narrowband technology. See "Business - Communication Services, LM Research and Development".

     According to published data, there are 19 million LMR users today. This market is projected to grow substantially primarily because of the FCC's "refarming" efforts.

       SMR

     SMR systems are LMR systems built to realize profits from the sale of airtime to end-users that have a need for a dispatcher to communicate with a fleet of vehicles. Historically, two-way dispatch radio, utilizing analog technology, was the cornerstone of the SMR industry. Over the last several years, however, many traditional SMR operators have been acquired by Nextel Communications, Inc. ("Nextel") and have been, or are being, converted to a national ESMR system utilizing digital technology which also provides cellular like service. That consolidation, the Company believes, has left a void in the U.S. market for those subscribers seeking traditional low cost two-way dispatch service. Also, as a larger number of businesses are realizing that mobile communications is paramount to their success in the current competitive business environment and, because of increasing spectrum congestion, businesses are unable to obtain their own FCC licenses. The Company's SMR service offers a solution to their communications needs.

     Industry sources currently estimate that in the aggregate, the number of SMR units in service has increased from fewer than 380,000 in 1985 to more than 2.3 million in 1996. While approximately 50% of the SMR industry subscribers are ESMR subscribers, the remaining subscribers today are utilizing trunked channels with traditional, push-to-talk voice radios. Subscribers consist mainly of service companies such as contractors, plumbers, electricians, roofers, maintenance personnel and other operators of fleets of vehicles. Also comprising a large segment are couriers, limousine services and other transportation companies. Only recently, however, SMR operators have offered other applications besides voice transmission. These services include automatic vehicle location, mobile messaging and other slow, medium and high-speed data applications. LM Technology is ideally suited for transmission of data at high speeds while providing crisp and clear voice communication with the same mobile radio unit.

     The Company's Roamer One Network and Relayfone are SMR systems operating respectively in the U.S. and the U.K. See "Business - Communications Services."

     INTERNATIONAL

     Internationally, wireless communications is growing at a rate equal to or in some instances, exceeding the rate in the U.S. since traditional telephone systems are not as reliable or ubiquitous in many parts of the world as landline telephones are in the U.S.

     According to published data, the SMR and LMR markets internationally are estimated to be twice the size of the current U.S. market, but are projected to grow at a somewhat slower pace than wireless communications overall.


COMMUNICATIONS SERVICES

     UNITED STATES

     Roamer One historically participated in the SMR market by focusing on the construction and management of systems on behalf of other FCC licensees ("Managed Systems"). Today the Company's major focus is owning and operating SMR systems on its own behalf. In some markets, Managed Systems constitute a portion of the network the Company is marketing. The Roamer One Network is constructed using trunked, generally networked, sites utilizing LM Technology. While the Roamer One Network covers most major markets in the U.S., individual markets are not interconnected and at this time it is not the Company's intention to link the markets nationally. The Company believes it is the largest licensee of 220 MHz spectrum in the U.S.

     The Roamer One Network consists of approximately 250 constructed and operational licenses in 120 U.S. markets and is expanding. The Company does not yet have systems in certain other markets in which it desires to operate and needs to expand capacity in certain of its current markets. The Company will continue to acquire and in some instances sell, licenses that do not fit into its marketing plans. MUSA presently has 220 MHz base stations in inventory that, if not sold to third parties, could be used by the Company to build 200 additional sites.

     Of its approximately 250 licenses, the Company holds or is in the process of receiving 157 FCC licenses with the remaining licenses being Managed Systems. Of the Managed Systems, the Company has options, at various prices generally less than $10,000 per site and with varying expirations dates generally over five years, to acquire 31 FCC licenses and the related equipment.

     During fiscal 1997, the Company redirected its direct marketing campaign for the Roamer One Network from a national campaign to a focused specific geographic campaign beginning with targeted businesses in 4 wide-area geographic markets. The Company offers its SMR subscribers service packages customized to fit a subscriber's needs including, in addition to basic two-way voice, specific geographic coverage, various two-way data and vehicle location capabilities. Examples of data communications applications include the monitoring of such factors as vehicle fuel consumption, speed, and engine performance; two-way messaging, credit card reading for wireless authorizations, and remote control of any application or function (lights, valves, doors, switches, etc.). The Company bills subscribers a fixed charge for the specific services provided; presently, there are no variable airtime charges. A subscriber can purchase, lease or rent from the Company the necessary radio equipment specifically designed to operate only on a LM Technology system.

     The Company markets its SMR services though its own direct sales force and through third-party dealers; some of who also may be dealers of MUSA. The Company also intends to market its services through resellers who purchase capacity on a Roamer One Network for a flat rate and resell the service to their own subscribers. The Company's direct sales staff is compensated through a combination of salary and commissions. Dealers are compensated through commissions and/or a radio equipment subsidy and resellers earn the difference between what they pay the Company for system capacity versus what they bill their subscribers.

     The Company believes that its SMR service offers an attractive alternative to other SMR products and will assist in the entry into the marketplace of various LMR products utilizing LM Technology.

     It is anticipated that during fiscal 1998 the Company will be actively expanding its SMR services in additional markets. The Company believes that its currently constructed licenses can support between 200,000 and 400,000 subscribers although, ultimately, subscriber loading will depend on numerous factors not the least of which is the Company's ability to commercially market its service, the applications used by the Company's subscribers, and the Roamer One Network performing technically as anticipated.

     INTERNATIONAL

     In the U.K., the Company operates an SMR network called Relayfone. Relayfone is a public access mobile radio system operating from 10 sites in the U.K. in the VHF high band allocated for public mobile radio using FM equipment. The network covers major U.K. cities and can support more than 3,500 subscribers. Relayfone subscribers may either purchase or lease radio equipment
from the Company.   The Company is currently exploring alternatives to expand
its SMR operations in the U.K.

     The Company also has agreements to operate SMR systems utilizing LM Technology in several international locations. Commercial operation depends on several factors including local regulatory licensing matters and the economic viability of the proposed system.


EQUIPMENT DISTRIBUTION

     UNITED STATES

     The Company's equipment distribution business in the U.S. is conducted through MUSA. MUSA markets its product line through a national network of over 340 two-way radio dealers, as well as on a direct basis to larger accounts in the business and government sectors

       NON-LM RELATED

     The Company's non-LM distribution business consists of the import, distribution and value-added resale of two-way branded LMR products. This includes mobile radios, portable hand held radios, desktop base stations, continuous duty base and repeater stations, and accessories. Most of the LMR products sold are manufactured by third parties under contract, primarily in Asia, and are developed to the design, quality and cost specifications provided by the Company. For certain products, MUSA has exclusive contracts with a number of suppliers who provide MUSA with certain rights with respect to product design and product tooling. Such rights make it more difficult for these suppliers to develop products of similar appearance or design for other marketers of two-way communication products.

     The Company presently does not market any products that comply with the Association of Public-Safety Communications Officials International ("APCO") standards which limits the Company's ability to market LMR products to many public safety and other governmental bodies. See "Business-Competition."

     In fiscal 1997, one customer, U.S. Department of Agriculture--Forestry, accounted for approximately 14% of MUSA's product sales. Products manufactured by Hitachi Denshi Limited and General Research Electronics accounted for 80% and 4% respectively of MUSA's sales.

       LM RELATED

     The Company to date has focused its LM product development for the LMR market for the 220 MHz band because the FCC's licensing of 220 MHz in 1993 was the first regulatory recognition internationally of the need for narrowband technology that LM supports.

     Because the Company's development of its product line, including base stations, did not occur at the outset of 220 MHz licensing, most 220 MHz systems constructed in the U.S. as of today do not use the Company's equipment. The only major user of LM equipment is the Company. Other than for holders of several national licenses and non-nationwide systems within the American/Canadian border area as defined by the FCC, the mandatory construction dates for Phase I licenses have expired. Accordingly, the Company's marketing efforts for 220 MHz equipment in the U.S. is limited to the aforementioned license holders of unconstructed systems, currently licensed system operators who desire to upgrade their systems to LM, and the public safety market which it is expected will shortly become able, under FCC regulations, to construct 220
MHz systems.   The FCC has scheduled for 1998 an auction of 220 MHz frequency
("Phase II Licensing") and the Company will market LM equipment to those new license holders. It is anticipated the Phase II Licensing will result in more constructed licenses than resulted from Phase I Licensing. The Company's sales in fiscal 1997 of LM equipment were not significant.

     Due to the need for spectrum efficiency in other frequency bands, especially UHF and VHF, the Company is presently developing products utilizing LM Technology for those applications. The Company believes that "refarming" of the bands below 512 MHz will stimulate the markets for products it may introduce in those bands. It is anticipated that certain of these products may become available for distribution late in calendar 1998.

     INTERNATIONAL

     To date, the Company's international direct sales and marketing of LM products is not significant because the Company's LM product line has been focused mainly on the U.S. market. With the Company's current efforts to develop LM products for use outside the 220 MHz frequency band, the Company anticipates that active marketing of certain of these products will begin late in calendar 1998.

     In the U.K., the Company, through Radiocoms, markets directly LMR products manufactured by companies such as Motorola, Inc. ("Motorola") and Kenwood Radio Corp. ("Kenwood"). The Company also rents to third-parties both LMR and cellular equipment on a short-term basis. In addition, the Company maintains and supports LMR systems and equipment for various customers.

     In fiscal 1997, no one customer accounted for more than 10% of Radiocoms' U.K. equipment distribution and related service revenue. Products manufactured by Motorola and Kenwood accounted for 65% and 10% respectively of the Company's U.K. equipment distribution sales.


LM RESEARCH AND DEVELOPMENT

     The focus of the Company's research and development and product development efforts over the last several years has been the development of LM Technology and products for the 220 MHz market. The Company's product development efforts are being refocused to reduce the cost of the Company's current line of 220 MHz radios and to develop products for the other developing worldwide markets for narrowband technology. The Company spent approximately $3,266,000 in fiscal 1997, $3,154,000 in fiscal 1996 and $2,831,000 in fiscal 1995 on research and development.

     BENEFITS OF LM TECHNOLOGY

     LM Technology:

     -    Provides up to a six-fold increase in radio system capacity.
     - Overlays an existing radio system avoiding the cost of having to replace the original system.
     - Improves existing radio system performance; incrementally adds capacity to LMR protocols such as APCO 25 and TETRA as well as FM and CDMA, FDMA and TDMA cellular protocols. LM Technology works in both analog and digital environments.
     -    Allows for high speed two-way data transmission at up to 16.8 kps.

     BENEFITS OF LM TECHNOLOGY IN AN SMR SYSTEM

     For an SMR system operator, including Roamer One, the Company's LM products are:

     - Stable when a system is being operated with a large numbers of subscribers providing an excellent quality of service. An effective means to "network" multiple sites and multiple channels. Presently, certain SMR operators utilizing other technologies are unable to network their systems in an efficient manner.
     - Able to allow for the assignment of an electronic site address for the station and a unique identity number for the mobile radio. These features allow for the control of and the accounting for, each subscriber on the service.
     - Designed to allow for "roaming" over multiple sites servicing wide coverage areas.
     -    Capable of high speed two-way data transmission

     In fiscal 1997 the Company realized no revenue from the sale of LM Technology.


MANUFACTURING

     NON-LM RELATED

     The Company's U.K. manufacturing facility is largely devoted to contract manufacturing of electronic assemblies for third parties, some of which are subsidiaries or affiliates of Securicor. The contract manufacturing business is extremely competitive and the Company's facilities and equipment generally allow only for small production runs of a product. The Company markets its manufacturing capabilities to U.K. electronic companies through a direct sales force. The Company's backlog at November 30, 1997 represents approximately 30% of sales at fiscal 1997 levels.


     In fiscal 1997, the Company realized approximately $5.3 million in revenue from affiliates of Securicor, down approximately 12% from the prior year. The Company's major customer in fiscal 1997 excluding affiliates, GEC Marconi, represented 24% of manufacturing revenue. There is no assurance that the Company will continue to receive manufacturing contracts from affiliates of Securicor or others.

     LM RELATED

     The Company manufactures limited quantities of LM products, currently mobile radios, to support the introduction of LM products in the marketplace. As demand for LM products increases, the Company anticipates granting licenses to, or sub-contracting with, third parties for volume production of equipment.


PATENTS, TRADEMARKS AND TRADE SECRETS

     The Company has been issued 4 patents, and has 2 international patent applications pending which relate to the Company's LM Technology. The policy of the Company is to apply for patents, or other appropriate proprietary or statutory protection, when it develops valuable, new or improved technology.
The Company believes that the issued and pending patents provide broad protection for its LM Technology applications.

     In addition to potential patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company intends to protect its trade secrets and other proprietary information through agreements with its customers and suppliers, proprietary information agreements with employees and consultants and other security
measures.   Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company believes that, because of the rapid pace of technological change in the communications industry, patent and trademark protections are important.


COMPETITION

     The wireless communications industry is ever changing and developing new technologies. It consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. The Company believes that cellular, PCS, paging, data and ESMR services and products provide, to some extent, the same functionality as SMR and LMR services and, as such, may compete with the Company's products and services. The Company competes on the basis of service and product technology and quality, reliability, price, customer support and product features. No business segment of the Company is dependent on any single customer, the loss of which would have a material adverse impact on the Company's business.

     COMMUNICATION SERVICES

       UNITED STATES

     The Company has initially focused on providing business users with a low cost voice dispatch service and pre-packaged data applications. As a result of LM Technology, the Company is also able to provide subscribers with various other low and high-speed data applications. The Company has no plans to offer interconnected service to the public telephone network.

     In the SMR industry the largest service provider is Nextel Communications,
Inc. ("Nextel".)   Nextel however, has commenced implementing a strategy of
providing ESMR services, including telephone interconnection, which generally cost substantially more than the Company's services. The Company views Nextel's move to providing a higher cost digital cellular like service that also embodies two-way dispatch, as an opportunity for the Company to gain subscribers.
Another provider, Geotek Communications, Inc. ("Geotek") is also implementing a sophisticated ESMR system. The Company believes that its SMR system is superior to that system, as well as traditional SMR systems, and that the Roamer One Network has a competitive advantage for the following reasons:

     - Operating at 220 MHz, the Company's system can cover from one site an area that requires several sites when operating at 800 or 900 MHz; and the system is less susceptible to signal loss in certain terrain and
          conditions than those operating at higher frequencies.   This results
          in, not only lower initial capital costs, but also lower monthly operating costs.
     - Because of LM Technology, the Company can provide its subscribers with not only limited text messaging but also high speed data. It is the intention of the Company to expand its high speed data capability into markets as dictated by subscriber requirements.

     The FCC intends to issue additional 220 MHz licenses during 1998 and there is no assurance that increased competition resulting from that licensing will not adversely affect the Company's SMR business. See "Business-Government Regulation."

       INTERNATIONALLY

     Relayfone, in the U.K., is the Company's only provider of communications services outside the U.S. While the Company intends to expand its communications services business internationally, such expansion would generally be dependent upon the Company's determination that its proprietary technology would give it a competitive advantage in a specific market.

     EQUIPMENT DISTRIBUTION

       UNITED STATES

     The LMR market in the U.S. is dominated by Motorola. Other major competitors are Ericsson, Inc.,

Kenwood and Transcrypt International. The remainder of the U.S. and North American market is divided up between a large number of suppliers. The Company competes on the basis of product quality, price and the flexibility, support and responsiveness that the Company and its dealers provide. Additionally, the Company views its U.S. LMR equipment distribution business as a gateway to distribute and support LM products currently available and being developed which will allow the Company to compete on the basis of technology.

     In the 220 MHz equipment market, the Company currently has only one smaller competitor SEA, Inc., a subsidiary of Datamarine International, Inc. ("SEA"). Historically, SEA has been the major equipment supplier to the 220MHz industry because SEA was in the marketplace before the Company when FCC regulations mandated system construction deadlines. Because of LM Technology, the Company believes that the 220 MHz systems it distributes offer an SMR operator greater system capabilities, including networking capability that is vital for spectrum utilization for wide area coverage.

     The Company views the FCC auctioning of additional 220 MHz licenses during 1998 as a positive opportunity for the Company's equipment distribution
business.   However, the increase in the size of the 220 MHz market, and interest in narrowband technology, may prompt other competitors to enter this market.

       INTERNATIONALLY

     Outside the U.S., the Company only distributes LMR products in the U.K. and the Company's sales are not significant to the total U.K. market. The Company competes, through a direct sales force, with a variety of small U.K. regional companies that typically have exclusive arrangements with a major equipment manufacturer such as Motorola, Philips and Tait, as well as with the direct sales forces of such equipment manufacturers.

     See "Business-Competition Technology" for a discussion of the competitive environment related to LM products in the international market.

     TECHNOLOGY

     The Company's patented and proprietary LM Technology and its related products compete internationally with those of other manufacturers such as Motorola, Ericsson and Qualcomm Incorporated and distributors of mobile radio equipment seeking to provide spectrally efficient solutions in response to demand of both regulators and users. Most of the major established manufacturers have moved away from the existing "single communication channel" approach ("Frequency Division Multiple Access" or "FDMA"), to amalgamating several channels and pipelining information down the new, broader, channel in time slots ("Time Division Multiple Access" or "TDMA"), such as TETRA ("Trans European Trunked Radio") or overlaying a large number of coded information sets and decoding only the "wanted" set at the receiver ("Code Division Multiple Access" or "CDMA"). Geotek uses a technique known as "Frequency Hopping Multiple Access" or "FHMA" where digital packets of voice or data information hop from frequency to frequency in predetermined order.

     Another group of standards that can incorporate LM Technology but also compete with LM Technology are those adopted by APCO. APCO standards are widely followed in the U.S. by public safety and other governmental LMR users. The public safety market in the U.S. has been working for over 8 years on a new set of digital narrowband (12.5kHz) standards being completed by the APCO under their Project 25 committees ("P25").

     LM Technology is well suited to incorporate these standards as well as offering stand-alone LM operation to the much higher spectrum efficiency of 5kHz (which exceeds APCO's ultimate goal of 6.25kHz) with high quality voice and higher data speeds than is possible with the P25 standard. LM offers a timely, cost effective solution to the public safety market that needs highly effective mobile high speed data solutions. The Company's products using LM Technology provide a narrowband, single or multiple communication channel, solution to the problem of spectrum efficiency. Unlike narrowband, complex wideband solutions, such as TDMA and CDMA, require large sections of unused spectrum to be available in continuous blocks. A narrowband solution permits a planned phasing in of new technology and equipment, thereby enabling an upgrade of only those parts of a customer's system where improved performance is needed or desired. In addition, unlike the existing alternative approaches, the LM narrowband approach provides a high degree of system planning flexibility by enabling a close match of available channels to the predicted traffic requirements in each particular geographical area of operation.

     MANUFACTURING

     The Company's contract manufacturing business is limited to medium sized production runs and competes with numerous smaller companies for contract work. The Company competes on the basis of price and the flexibility, support and responsiveness that it believes it provides to its customers. The Company's facilities are not ISO 9001 certified.


GOVERNMENT REGULATION

     The Company's business is subject to the regulation of the licensing of radio frequency ("RF") spectrum and the manufacture, distribution and marketing of its products in the countries in which it does business. Furthermore, the spectrum management rules and policies of the International Telecommunications Union and the ETSI and other industry associations and standard development organizations impact the potential markets for the Company's products. In addition to the nation-specific regulations governing the nature of the equipment, Radiocoms also must comply with certain EU directives and regulations. The Company is subject to changes in regulations, rules and policies that, among other things, may increase the level of competition and, the cost of regulatory compliance, or may impact the Company's ability to obtain or keep licenses.

     UNITED STATES

     In the U.S., the licensing of RF spectrum for non-federal government uses and the production, distribution and marketing of RF equipment are subject to
regulation by the FCC.   FCC regulations govern, among other things, the
issuance, renewal, revocation, and modification of RF licenses (usage rights to frequencies), the assignment or transfer of control of licenses, the technical specifications, authorization and labeling of the equipment used by stations, the designation of areas served by particular stations or operators, the assignment and channelization of frequencies, and the adoption of other regulations and policies.

     The Roamer One Network operates at 220 MHz under the authority of FCC Phase I licenses issued as a result of a lottery held by the FCC in 1991. While the Company may acquire additional Phase I licenses from other license holders, it also may elect to acquire additional licenses which the FCC will award in the Phase II Licensing through competitive bidding. The FCC has announced that the Phase II Licensing auction will commence May 19, 1998. Parties who apply to bid on licenses in the same geographic areas are subject to FCC anti-collusion rules, and all bidders are subject to the antitrust laws.

     While Phase I licenses are site specific, Phase II licensees may locate their base stations anywhere within their geographic borders provided, among other things, that co-channel Phase I licensees are protected from harmful interference consistent with criteria adopted by the FCC. Bidders qualifying as Very Small Businesses will receive a 35% bidding credit towards their bids and bidders qualifying as Small Businesses will receive a 25% bidding credit towards their bids. The Company does not currently believe it can qualify as a Very Small Business or Small Business.

     Both Phase I and Phase II 220 MHz licensees that aggregate contiguous channels may deploy non-narrowband equipment (i.e., non-5 kHz) on their channels provided that such equipment satisfies a spectrum efficiency standard of one voice channel per 5 kHz for data operation. The spectrum efficiency standard will be enforced through the FCC's type acceptance process and will sunset on December 31, 2001.

     The Phase II service and auction rules are subject to pending rule reconsideration requests. There can be no assurance that the FCC will not amend or reverse any of its Phase II service and auction decisions on reconsideration or be directed to do so by a court. There can be no assurance of the time frame in which the FCC may commence the Phase II auctions, or that the Company will be successful in bidding on licenses.

       EQUIPMENT REGULATIONS

     The Company's products must comply with the FCC's rules, regulations and policies prior to their distribution and marketing within the U.S. and must be properly labeled as such when marketed. With respect to any particular frequency band, FCC rule revisions or waivers may be required prior to the introduction of the Company's products in that band. There can be no assurance that any particular rule revision or waiver requested by the Company will be granted.

     The FCC has issued a series of decisions governing the "refarming" of the Private LMR bands in the U.S. below 512 MHz to increase the capacity of those bands and to promote generally the usage of spectrally-efficient equipment in the bands. The "refarming" decisions channelize the 150-174 MHz ("VHF") band and the 421-512.

MHz ("UHF") band, respectively, with channel spacings of 7.5 kHz and 6.25 kHz, but provide the frequency coordinators the flexibility to recommend licensing inconsistent with these channel spacings, including licensing in 5 kHz spacings. The "refarming" decisions permit the introduction of centralized trunking systems in the refarmed bands with the consent of affected co-channel licensees. The Company's LM technology is compatible with these "refarming" decisions.

     INTERNATIONAL

     To the extent that the Company's business expands and it distributes communications products or provides communications service in countries outside the U.S., it will become subject to numerous rules and regulations promulgated by foreign governmental administrative and regulatory organizations.

     The Company's Relayfone operations in the U.K. are subject to the rules and regulations of the RA that is principally responsible for the management of the civil radio spectrum. The Company currently pays the RA a radio-licensing fee. On June 17, 1996, the Department of Trade and Industry published a Consultative Document entitled "Spectrum Management: Into the 21st Century." This document sets out the view of the RA that existing regulatory measures for spectrum management in the U.K. are no longer sufficient. New measures are proposed by which the current radio license fees will be replaced by new spectrum pricing methods intended to reflect more closely the value of the spectrum. Under the present policies established by the Wireless Telegraphy Act of 1949, radio license fees are set at a level to recover no more than the fully allocated costs of managing the spectrum. As a result, the price charged for spectrum is very low in comparison to its economic value. The RA believes that the new method, encompassing both auctions and administrative pricing, will provide users of congested frequencies with incentives to migrate to less congested frequencies, to re-equip with spectrum efficient equipment, to move to more spectrum efficient services and to cease hoarding spectrum. Any change in these regulations will not have a material impact on the overall business of the Company.

     Regarding the possible introduction of narrowband technology in the U.K. by the Company as either a service or equipment provider, in August 1993, the RA issued a policy statement entitled "Private Mobile Radio: 5kHz Channels." In that statement the RA recognized that narrowband 5kHz channeling was one of a number of possible ways of achieving the benefits of greater spectrum efficiency. The RA has indicated that it will be making spectrum available in narrowband channels in accordance with a common European approach. The RA stated that the progressive introduction of narrowband channels would enable users to take advantage of the new spectrally efficient technology and would provide a sound basis for manufacturers to supply into the market.


EMPLOYEES

     As of September 30, 1997, the Company and its subsidiaries employed approximately 350 full-time employees. Of these, approximately 40 are employed in the Company's research and development efforts, 115 in manufacturing, 135 in equipment distribution and 55 in the provision of communications services with the remainder in corporate administrative and management functions. None of the Company's employees is represented by a collective bargaining agreement. The Company considers employee relations to be good.


RISK FACTORS

     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. Those that the Company regards currently as among the most significant are summarized below. See also "Business - Forward-Looking Statements".

     NEED FOR ADDITIONAL CAPITAL

     The Company believes that its current available capital (assuming the $12.4 million of preferred stock is sold to Securicor) is sufficient to fund its fiscal 1998 operations. However, should the Company acquire more licenses for the Roamer One Network as it currently plans, through cash purchases from other 220 MHz licenses holders and/or through the FCC auction process, additional funding will be required by the Company in fiscal 1998.

     Subsequent to fiscal 1998, the Company will require additional cash resources to fund operations. The amount of cash required will depend on, among other things, the rate of subscriber loading on the Roamer One Network and LM Technology and product development requirements and costs.

     There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised though the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur.

     DEPENDENCE ON GOVERNMENTAL REGULATION

     Operating the Roamer One Network, maintaining and obtaining site licenses, and operating procedures are all subject to FCC and other regulatory approval. FCC and other regulatory approvals are also required in the U.S. for LMR products, including those utilizing LM Technology.

     In most international markets there are similar, and in some instances more stringent, governmental regulatory overview regarding wireless communications services and products including those offered by the Company.

     The current and planned operations of the Company can be adversely impacted by delayed or adverse actions by the various regulatory authorities and it is impossible to predict, with any certainty, how the Company's operations will be impacted by the actions of these regulatory authorities.

     DEVELOPMENT AND ACCEPTANCE OF LM TECHNOLOGY AND RELATED PRODUCTS

     Today, the focus of the Company's operations is on services and products utilizing LM Technology. The commercial viability of the Roamer One Network is dependent upon, among other things, the proper function of LM Technology. LM Technology provides the Roamer One Network with the capability to network various sites and control subscriber calling traffic. Because of these capabilities, the Company believes that the Roamer One Network should be able to load a sufficient number of subscribers to make it commercially viable.

     The Company anticipates that many of the same capabilities believed to be functional in the Roamer One Network will be included in the LMR products it plans to develop and market utilizing LM Technology. Accordingly, if products using LM Technology are not commercially accepted or do not have the capabilities the Company believes they have or can have, the future results of operations of the Company could be significantly and negatively impacted.

     Additionally, until products utilizing LM Technology progress through the commercial development stage, their manufacturing costs may be substantially higher than competing products and the Company may be forced to subsidize equipment selling prices, negatively impacting the Company's result of operations.

     ABILITY TO COMPETE

     Competition in the sale of wireless communication products and services is
fierce.   With the provision of wireless services, given the wide variety of available services, new subscribers can only be acquired if the Company has a service needed by its potential subscribers and priced so that it, along with the cost of the necessary radio equipment, is attractively priced when compared to competing services. Because of this, the Company has geared its marketing of the Roamer One Network to identifiable targeted groups of business users who historically have used two-way group dispatch systems. Additionally, the Company's systems are capable of transmitting data that the Company believes will be a longer-range benefit to its potential subscribers.

     Similarly, the Company believes that LM Technology and related products will offer substantial benefits to other equipment manufacturers or end users that purchase the Company's technology or products. However, competing technologies and products are numerous.

     Because the Company is in the early rollout stage of the Roamer One Network and products utilizing LM Technology have only been recently introduced and/or are still to be developed, there is no assurance that the services provided on the Roamer One Network or the technology and products to be developed by the Company will be competitive to other services, technology and products of other wireless communications companies.

     CONTROL BY MAJORITY SHAREHOLDER

     Based on its equity ownership of the Company, Securicor has a sufficient voting interest in the Company to, among other things, exert effective control over the approval of amendments to the Company's Restated
Certificate of Incorporation, mergers, sales of assets or other major corporate transactions as well as other matters submitted to a stockholder vote, and otherwise control the affairs of the Company whether particular matters are submitted for a vote of the stockholders.

     SUPPLIER RISK

     MUSA purchases a significant portion of its mobile radios and accessories from a single supplier in Japan. The Company believes that if this foreign supplier were no longer available, such event would have a severe impact on Intek's financial position or results of operations. MUSA believes its relationship with its supplier is good. Additionally, significant fluctuations in the value of the U.S. dollar versus the Japanese Yen or delays in shipments by the supplier to MUSA could have a material effect on MUSA's profit margins.

ITEM 2.   PROPERTIES

     The Company leases its principal executive office, which is located at 214 Carnegie Center, Princeton, New Jersey comprising approximately 2,500 square feet, for an initial term of five years, expiring in August 2002, with a five year renewal option. The Company also leases, for administrative and sales functions, approximately 5,600 square feet in Torrance, California under a five-year lease, expiring in May 2000 with a five year renewal option and approximately 175,000 square feet in Kansas City, Missouri for administrative, sales, assembly and warehouse functions under a four year lease, expiring in August 2001 with a limited early termination date at the option of the Company in August 1999.

     The Company owns approximately 36,000 square feet of office and factory facility in Midsomer Norton, England, a 5,000 square foot sales and maintenance office in Cardiff, Wales, leases two 2,000 square foot workshop and storage units in Midsomer Norton on nine and ten year leases expiring in November 2003 and a 7,500 square foot sales and maintenance office in Croydon, England under a lease expiring in June 1998.

     The Company leases approximately 178 antenna sites for transmission of its SMR services. The terms of the leases range from month-to-month to 5 years with provisions for renewals.


ITEM 3.   LEGAL PROCEEDINGS

     The Company, Mr. David Neibert, the Company's executive vice president and Mr. Nicholas R. Wilson, a former Chairman of the Company ("Intek Defendants"), have been named with forty other defendants in a complaint (Scott et al. Steingold et al.) filed in U.S. District Court for the Northern District of Illinois on November 12th, 1997. The lawsuit purports to allege claims under the Racketeer Influenced Corrupt Organizations Act, the Securities Exchange Act of 1934 and various common law state claims in connection with the sale and marketing of interests in certain partnerships formed to operate SMR systems. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

     The plaintiffs also have filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants have filed a motion to dismiss the complaint on various grounds and in response the plaintiffs have asked the court to be allowed to file an amended complaint. The Company does not know when or if such an amendment will be filed or what specific allegations it will contain with respect to Intek. Intek has requested the plaintiff withdraw all claims against Intek on the grounds that they are frivolous. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

     The Company is not involved in any other pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock trades on The Nasdaq Small-Cap Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "IDCC." The following table sets forth the high and low trade price as reported by Nasdaq for each quarter period indicated.


                                                      TRADE PRICE
                                                  ------------------
                                                  HIGH           LOW
                                                 ------         ------
   Fiscal 1996

December 31, 1995                                $8-5/8         $5-7/8
March 31, 1996                                    9-3/4          4-7/8
June 30, 1996                                     9-3/8              6
September 30, 1996                                6-7/8              4

   Fiscal 1997

December 31, 1996                                $5-1/4         $4-1/2
March 31, 1997                                    5-1/2          2-1/2
June 30, 1997                                     3-1/8          1-3/4
September 30, 1997                                2-1/8          1-5/8

     The number of common stockholders of record was approximately 550 on December 31, 1997. The last reported trade price for the Common Stock by Nasdaq on December 31, 1997 was $1.531.

     The Company has never paid a cash dividend and has no present intention to pay any cash dividends on the Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

     The following data is derived from the Company's audited financial and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                  YEAR ENDED SEPTEMBER 30,
                                             (THOUSANDS, EXCEPT  SHARE AMOUNTS)
                                               1997        1996         1995
                                               ----        ----         ----
STATEMENT OF OPERATIONS DATA:
  Total Revenues (1)                          $42,284      $23,899     $32,601
  Total Costs and Expenses                     68,222       34,317      33,997
  Operating Loss                             (25,938)     (10,418)     (1,396)
  Net Loss                                   (26,999)      (9,089)     (1,171)
  Loss applicable to Common Shareholders    $(27,999)     $(9,089)    $(1,171)
  Net Loss Per Share applicable to Common
    Shareholders                              $(0.74)      $(0.36)     $(0.05)
  Weighted Average Number of
    Shares Outstanding                     37,885,371   25,000,000  25,000,000
BALANCE SHEET DATA:
  Total Assets                               $112,565      $50,253     $37,463
  Working Capital                              21,289      (5,268)       3,538
  Long Term Debt                           45,136,000   32,837,000  23,187,000
  Shareholders' Equity (Deficit)              $54,289    $(21,289)   $(12,949)

RECENT SALES OF UNREGISTERED SECURITIES

     On August 27, 1997, under Section 4(2) of the Securities Act of 1933, as amended, the Company issued 300,000 shares of Common Stock to Robert J. Shiver, Chairman and Chief Executive Officer of Intek, pursuant to his employment agreement, and in partial consideration of his services as an officer of Intek.

(1) See Note 2a "Summary of Significant Accounting Policies -- Principles of Consolidation" in Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business-Forward-Looking Statements" and "Business - Risk Factors". The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.


OVERVIEW

     The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One Network utilizing the Company's proprietary LM Technology. Additionally, the Company is also developing new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes LMR products including those utilizing LM Technology.

     The Company presently has in inventory a substantial number of completed 220 MHz base stations and 220 MHz radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to third parties and for utilization on the Roamer One Network. The Company has recently commenced the marketing of the Roamer One Network and intends to continue to expand that network over the next several years. The construction and expansion of the Roamer One Network, as well as equipment sales to third parties has been, and may continue to be, impacted by factors such as the Phase II Licensing auctions by the FCC of additional 220 MHz licenses. The FCC announced a commencement date of May 19, 1998 for the Phase II Licensing auction. A delay in the auction would significantly hinder the Company's ability to reduce these inventory levels, especially through third party sales in the near term.

     The Company expects to incur substantial operating losses and have a negative cash flow from operations for approximately the next two years. This mainly results from operating, sales, marketing and general and administrative expenses related to the roll-out of the Roamer One Network as well as the Company's continuing investment in research and development related to LM Technology and products.

RESULTS OF OPERATIONS

     As discussed more fully in Note 1 "Business Acquisitions and Significant Risks" to the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, results of operations for the years ended September 30, 1997, 1996 and 1995 include Radiocoms for the entire three year periods but, Roamer One, MUSA and corporate are only included for the ten months ended September 30, 1997.

     The following table sets forth, by the Company's various lines of business for fiscal 1997, the percentage to total revenue represented by certain Consolidated Statements of Operations data. Line of business information is not available for fiscal 1996 and 1995.

                                              1997
                                              ----
Revenues:
  Communications Services                       2%
  Equipment Distribution                       68%
  Technology                                     -
  Manufacturing                                30%
                                               ---
  Consolidated                                100%
                                              ----
Cost of Goods and Services Provided:
  Communications Services                       4%
  Equipment Distribution                       49%
  Technology                                     -
  Manufacturing                                40%
                                               ---
  Consolidated                                 93%
                                              ----
Other Operating Expenses:
  Communications Services                       7%
  Equipment Distribution                       16%
  Technology                                   11%
  Manufacturing                                15%
  Corporate                                     8%
                                                --
  Consolidated                                 57%
                                               ---
Operating loss, before depreciation and
amortization:
  Communications Services                     (9%)
  Equipment Distribution                        3%
  Technology                                 (11%)
  Manufacturing                              (25%)
  Corporate                                   (8%)
                                              ----
  Consolidated                               (50%)
Depreciation and Amortization                  11%
                                               ---
Operating Loss                               (61%)
                                             -----


FISCAL 1997 COMPARED TO FISCAL 1996 (DOLLAR AMOUNTS IN THOUSANDS)

REVENUES

U.K. OPERATIONS

     With respect to the Company's U.K. communication service, manufacturing, distribution and technology segments, a meaningful breakdown of other operating expenses prior to fiscal 1997 is not available. During fiscal 1997 those units had operating results of $445, ($10,661), $424 and ($4,721) respectively for an aggregate operating loss of ($14,513) compared to ($8,985) in fiscal 1996.

     COMMUNICATIONS SERVICES

     The Company redirected its direct marketing campaign for the Roamer One Network late in fiscal 1997 from a national campaign to a focused specific geographic campaign beginning with targeted businesses in four wide-area geographic markets. At September 30, 1997, Roamer One had approximately 1,000 subscribers compared to less than 100 at June 30, 1997 and at December 30, 1997, approximately 2,000 subscribers. Subscriber revenues for the ten months ended September 30, 1997 were $34.

     Relayfone at September 30, 1997 had approximately 1,800 subscribers, a slight decrease in the number of subscribers at September 30, 1996. However, revenues were down by approximately $186 (21%) because in fiscal 1997 the average monthly subscriber count was less than in 1996.

     EQUIPMENT DISTRIBUTION

     Sales by the Company's U.S. equipment distribution business for the ten months ended September 30, 1997 were $16,676. MUSA sales for the current fiscal year were positively impacted from the filling of orders that had been previously backordered by the prior owner because of working capital limitations. MUSA sales, however, were negatively impacted because of shipping delays of new products from MUSA's major supplier. The Company's sales of LM related products to third parties, mostly base stations, were $1,162 in fiscal 1997.

     Radiocoms for fiscal 1997 had revenues from equipment distribution and related services of $12,313, a 66% increase from that reported in fiscal 1996. The major component of this increase results from an equipment supply contract the Company obtained from the U.K. Ministry of Defence.


     TECHNOLOGY

     Technology license fees were $1,961 for the year ended September 30, 1996 and no such license fees were received in fiscal 1997 due to the E.F. Johnson ("EFJ") transaction (see Note 3 "Summary of Non-Cash Activities" to Consolidated Financial Statements and Notes thereto appearing elsewhere herein).

     MANUFACTURING

     U.K. contract manufacturing revenues were $12,544 in fiscal 1997, an 8% decline from those reported in the prior fiscal year, resulting from a decline in contracts from Securicor affiliates. Additionally, during fiscal 1997, significant portions of Radiocoms' sales were made to Roamer One and MUSA. These intercompany sales and related costs were eliminated in the consolidated financial statements of the Company for 1997 although similar sales were included in fiscal 1996 Radiocoms sales. In fiscal 1997, the Company received revenues of $5.3 million from contract manufacturing agreements with affiliates of Securicor.

     At September 30, 1997, the Company had a four month backlog for contract manufacturing, excluding purchase orders from MUSA.

COST OF GOODS AND SERVICES PROVIDED

     COMMUNICATIONS SERVICES

     Cost of services includes site and certain technical support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations.

     For the ten months ended September 30, 1997, Roamer One's site and technical support expenses were $1,467. A significant portion of these expenses are related to operation and maintenance of the various sites that the Company intends to begin loading in the future.

     Relayfone's cost of service for the year ended September 30, 1997 remained relatively constant with that reported in the prior fiscal year.


     EQUIPMENT DISTRIBUTION

     For the ten months ended September 30, 1997, the Company's U.S. equipment business had a cost of sales of $11,791(71% of related sales). Cost of sales as a percentage of related sales was abnormally high due to the cost of certain LM base stations sold being in excess of the related revenue realized.


     MANUFACTURING

     Cost of sales consists principally of costs of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales increased 31% for the year ended September 30, 1997 to 135% of related revenue from 103% for the year ended September 30, 1996. The increase in the percentage of cost of sales to sales in fiscal 1997 was largely due to a one-time write-off of inventory costs (including obsolete and excess inventory) and to costs (including research and development costs) related to certain manufacturing contracts, which costs are not anticipated to be recovered in the future through revenues.

OTHER OPERATING EXPENSES

     COMMUNICATIONS SERVICES

     Roamer One sales and marketing expenses are primarily salaries, travel and the preparation of promotional material. The selling expenses for the ten months ended September 30, 1997 were $1,152. Sales and marketing expenses are increasing monthly due to the creation of a sales organization in connection with the loading of the Roamer One Network.

     Roamer One general and administrative expenses generally consist of salaries, consultants, office rent and insurance to support the management of the Roamer One Network. General and administrative expenses for the ten months ended September 30, 1997 were $1,876.


     EQUIPMENT DISTRIBUTION

     MUSA selling expenses are primarily travel, advertising and promotion, trade shows and the maintenance of a sourcing office in Asia. Selling expenses for the ten months ended September 30, 1997 were $1,036 (6% of related sales). General and administrative expenses are salaries, facilities costs, data processing charges and insurance. General administrative expenses for the ten months ended September 30, 1997 were $2,992 (18% of related sales.) The Company anticipates that selling and general and administrative expenses, as a percentage of sales, will increase in fiscal 1998 as a result of its LM product sales and support efforts.

     In the U.K., selling and general and administrative expenses related to the Company's equipment distribution and related business aggregated $2,763 (22% of related sales).


     MANUFACTURING

     Selling expenses are primarily travel, advertising and promotion, and trade shows. The selling expenses for the year ended September 30, 1997 were $1,025 (8% of sales). Included in general and administrative expenses are salaries, facilities, data processing and insurance costs. General and administrative expenses for the year ended September 30, 1997 were $5,251 (42% of related sales).


     TECHNOLOGY

     Research and development expenses, excluding allocated support costs, increased 4% to $3,266 for the year ended September 30, 1997 from $3,154 in the prior fiscal year. Research and development expenses in the year ended September 30, 1996 related primarily to LM mobile radio products designed for the 220 MHz market, with expenses during the year ended September 30, 1997 related primarily to development of a hand portable radio for the same market.


     CORPORATE

     Corporate expenses include salaries, consulting and management fees, legal and audit costs. General and administrative expenses for the ten months ended September 30, 1997 were $3,341. Compensation expense represents the major component of this item.


OPERATING LOSS, BEFORE DEPRECIATION AND AMORTIZATION

     COMMUNICATIONS SERVICES

     Roamer One's loss for the ten months ended September 30, 1997 was $4,461. This loss results from current subscriber count not being sufficient to offset the cost of the Roamer One Network's infrastructure and subscriber acquisition cost.


     EQUIPMENT DISTRIBUTION

     For the ten months ended September 30, 1997, the operating profit was $857 for the Company's U.S. equipment distribution business or 5% of related sales.


     DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible assets related to the Radiocoms Acquisition and Midland Transaction were $1,828 and $2,652, respectively, for the ten months ended September 30, 1997. The 21% increase in depreciation expense for fiscal 1997 from that reported in the prior fiscal year results from the inclusion of Roamer One and MUSA plant and equipment in the fiscal 1997 calculation.

OTHER INCOME (EXPENSE)

     INTEREST

     Interest expense for the year ended September 30, 1997 was $2,962 which was offset by interest income of $68 for net interest expense of $2,894 compared to $1,715 in fiscal 1996. Of the interest expense, $883 related to borrowings from third parties, $1,364 related to borrowings from Securicor (of which $858 was added to principal and the balance is accrued) and $715 was imputed interest on convertible debt and warrants resulting from the Company's capital raising efforts.

     GAIN ON SALE OF LONG-TERM ASSETS

     During the month of December 1996, the Company sold real property relating to a discontinued operation for a gain of $766. Offsetting this is a loss on the writedown of fixed assets in the amount of $442.

     OTHER

     Included in other income is royalty income of $33, gain on sale of securities of $176 and foreign exchange gains of $142 for a total of $351.


INCOME TAX BENEFIT

     Of the reported income tax benefit, $530 results from Securicor reimbursing the Company for losses incurred by Radiocoms prior to its acquisition by the Company. An additional benefit of $628 resulted from the reversal of a deferred tax liability created in fiscal 1995 for a total benefit of $1,158.


NET LOSS

     The consolidated net loss after taxes for the year ended September 30, 1997 was $26,999 including Radiocoms for the entire year and Roamer One, MUSA and corporate for the ten months ended September 30, 1997. For the year ended September 30, 1996, the net loss (attributable only to Radiocoms) was $9,089.


PREFERRED DIVIDENDS

     Pursuant to the terms of the Radiocoms Acquisition, $20 million of intercompany balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms preferred stock with a par value of $1 per share. The intercompany balance in excess of the redemption value of the Radiocoms preferred shares was contributed to the capital account of Radiocoms. The preferred shares must be redeemed on June 30, 2006 and bear a dividend rate of 6%. Dividends of $1 million relating to 1997 shall be paid through the issuance of preferred shares.


LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting unpaid dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common shareholders for the year ended September 30, 1997 was $27,999.


FISCAL 1996 COMPARED TO FISCAL 1995 (DOLLAR AMOUNTS IN THOUSANDS)

REVENUES

     Radiocoms' reported revenues in the year ended September 30, 1996 declined by 27% ($8,702) to $23,899 from that reported in the prior fiscal year.

     The major reason for the decline was that in fiscal 1995, Radiocoms had significant sales of LM base stations for the U.S. market in connection with the planned construction of the Roamer One Network whereas in fiscal 1996 LM sales were limited mainly to mobile radios.

     The decrease in LM related revenue was partially offset by a $1,081 increase in Radiocoms contract revenue business in fiscal 1996 from that reported in the prior fiscal year. This increase results primarily from an increase of more than 330% ($5,677) in sales to a Securicor affiliate, and sales resulting from increased marketing efforts to unaffiliated companies.

     Technology license fees in connection with Radiocoms sales of technology were $1,961 and $2,036 respectively for fiscal 1996 and 1995.

COST OF GOODS AND SERVICES PROVIDED

     In fiscal 1996, cost of goods and services provided increased to 84% of revenue from 60% in fiscal 1995. This increase was a result of higher component costs in the manufacture of LM radios versus base stations and Radiocoms incurring approximately $2,150 in start-up costs associated with new products.


OTHER OPERATING EXPENSES

     Sales and marketing expenses declined $460 (3%) in fiscal 1996 from those reported in fiscal 1995 because of reorganization efforts and other economies.

     General and administrative expenses on a dollar basis remained relatively constant between fiscal 1996 and 1995 although as a percentage of revenue they increased 9% because staffing and expense levels remained constant in anticipation of an increased demand for Radiocoms in contract manufacturing services and LM product sales.

     Research and development expenses increased $323 (11%) as a result of increase development efforts related primarily to a LM hand portable mobile radio.

INTEREST EXPENSE

     Interest expense increased $1,203 (235%) primarily resulting from a significant increase in the debt due to Securicor to fund increased receivables, inventories, LM development cost and other operating expenses.

INCOME TAX BENEFIT

     Radiocoms received a tax benefit of $3,044 and $737, respectively, for fiscal 1996 and 1995. Tax laws in the U.K. permit the exchange of taxable income and losses between companies within a group, as defined in the statute. Taxable members of the Securicor group pay the loss making companies at the corporate rate applied to the losses. Radiocoms does not receive group tax benefits for operating results subsequent to the Radiocoms Acquisition.


NET LOSS

     The reported net loss in fiscal 1996 increased $7,818 over that reported in the prior fiscal year for the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Radiocoms Acquisition, the Company's primary historical sources of cash were selling shares of Common Stock and other securities, borrowing against the Company's assets, selling the assets relating to discontinued operations, and obtaining vendor financing. Subsequent to the Radiocoms Acquisition, the Company's primary source of cash has been borrowings from Securicor.

     For the year ended September 30, 1997, the Company used $4,239 in cash for operating activities and $9,226 was spent for capital expenditures. Through its financing activities, the Company raised approximately $23,523 in gross proceeds from Securicor. The Company also retired $6,599 in previous borrowings from unaffiliated third parties.

     The Board of Directors of the Company also adopted a share repurchase plan whereby the officers of the Company are authorized to expend up to $1 million to acquire up to 1% of the outstanding Common Stock. Through December 31, 1997, the Company had acquired 35,000 shares of Common Stock in open market transactions.

     The Company has invested a significant portion of its capital in the equipment and licenses necessary to construct the Roamer One Network. Additionally, the Company has invested significantly in inventory for the 220 MHz market either for sale to third parties or to be used to expand the Roamer One Network.

     In the future, the Company will require capital to link sites into the Roamer One Network and perform other upgrading functions to the current Roamer One Network and to fund operating expenses. In addition, the Company intends to continue to build out the Roamer One Network through the acquisition of additional licenses through direct purchase of existing licenses and through participation in the Phase II Licensing auction. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer One Network and the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries.

     In December 1997, the Company entered into various agreements in connection with the funding of its future operations. MUSA has entered a revolving credit agreement ("Credit Agreement") with a non-bank lender making $5 million available to MUSA through December 1999. The Company intends to use borrowings under this Credit Agreement to fund MUSA's capital requirements thereby making any available amounts under the December 1997 Facility discussed below available for Intek's general corporate purposes.

     In December 1997, the Company entered into various agreements with
Securicor:

     A) A new loan agreement ("December 1997 Facility"), which replaces the prior agreements, provides the Company the ability to borrow up to $29.5 million (including the outstanding indebtedness of $25.4 million). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1 million per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1.65 million increments without penalty. The December
          1997 Facility is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company in excess of $8 million. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4 million in availability for future borrowings under the December 1997 Facility.
     B) Securicor has agreed pursuant to the Preferred Stock Purchase Agreement dated December 29, 1997 ("Preferred Stock Purchase Agreement") to purchase from the Company (subject to the approval of the Company's stockholders to authorize "blank check" preferred stock), approximately $12.4 million of a new series of preferred stock.
     C) Securicor has agreed pursuant to the Termination and Release dated December 29, 1997 ("Termination and Release") to reimburse the Company approximately $2.6 million representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment in EFJ.

     Through the funds available under the Credit Agreement, the December 1997 Facility, the Preferred Stock Purchase Agreement and the Termination and Release, the Company believes it has adequate financial resources for its fiscal 1998 operating budget. If the Company acquires more licenses for the Roamer One Network as it currently plans, through cash purchases from other 220 MHz licenses holders and/or through the FCC auction process, additional funding will be required by the Company in fiscal 1998. The Company is considering a number of financing alternatives, including strategic partners, joint ventures, and, if market conditions permit, a financing involving a private or public placement of its or an affiliate's securities. Management believes that although it has adequate financing arrangements to meet the Company's near term cash needs, the Company does need additional financing but there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on acceptable terms.

EFFECTS OF INFLATION

     The Company was not affected in any material respect by inflation during fiscal 1997 or 1996.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are set forth at the pages indicated in Item 14 (a)(1) and (2). The Company is not required to include the supplementary data set forth in Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in this item is incorporated by reference to "Proposal 1: Elect Six Directors," "The Executive Officers," and "Did Directors, Executive Officers, and Greater-Than-10% Stockholders Comply with Section
16(a) Beneficial Ownership Reporting in 1997" contained in the Proxy
Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required in this item is incorporated by reference to the Proxy Statement, including but not limited to, "Information about Directors and Executive Officers," "Employment Agreement with Chief Executive Officer," "Employment Agreement with Certain Executive Officers," and "Performance Graph," contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in this item is incorporated by reference to "Information About Intek Common Stock Ownership" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in this item is incorporated by reference to "Certain Relationships and Related Transactions" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

     (1) The following financial statements are included in this Annual Report:

          Report of Independent Public Accountants for the
          year ended September 30, 1997                                      F-1

          Report of Independent Auditors for the years ended
          September 30, 1996 and 1995                                        F-2

          Consolidated Balance Sheets at  September 30, 1997
          and 1996.                                                     F-3, F-4

          Consolidated Statements of Operations for the years
          ended September 30, 1997, 1996 and 1995.                           F-5

          Consolidated Statements of Shareholders' Equity (Deficit)
          for the years Ended September 30, 1997, 1996 and 1995.        F-6, F-7

          Consolidated Statements of Cash Flows for the years
          ended September 30, 1997, 1996 and 1995.                      F-8, F-9

          Notes to Consolidated Financial Statements                F-10 to F-29

(B)  REPORTS ON FORM 8-K

     The Registrant filed one report on Form 8-K during the fourth quarter of fiscal 1997. The report, filed on September 5, 1997, related to the appointment of Mr. Robert J. Shiver as Chairman and Chief Executive Officer of the Company. The report was filed pursuant to Item 5 of Form 8-K.

(C)  EXHIBITS

     See Index to Exhibits at Page 24 of this Annual Report on Form 10-K for a list of Exhibits filed with this Annual Report.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 9, 1998.

                                             INTEK DIVERSIFIED CORPORATION


                                             By: Robert J. Shiver
                                                -------------------------
                                               Robert J. Shiver
                                               Chief Executive Officer and
                                               Chairman
                                               (Principal Executive Officer)



                                             By: Lee R. Montellaro
                                                -------------------------
                                               Lee R. Montellaro
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    SIGNATURES                   TITLE                          DATE
------------------            -----------                   -------------

/s/ Robert J. Shiver          Chief Executive Officer and   January 9, 1998
-----------------------       Chairman
Robert J. Shiver


/s/ Robert Kelly              Director                      January 9, 1998
-----------------------
Robert Kelly


/s/ Peter Hilton              Director                      January 9, 1998
-----------------------
Peter Hilton


/s/ David W. Neibert          Director                      January 9, 1998
-----------------------
David W. Neibert


/s/ John G. Simmonds          Director                      January 9, 1998
-----------------------
John G. Simmonds


/s/ Steven L. Wasserman       Secretary and Director        January 9, 1998
-----------------------
Steven L. Wasserman


/s/ Roger Wiggs               Director                      January 9, 1998
-----------------------
Roger Wiggs


/s/ Michael G. Wilkinson      Director                      January 9, 1998
-----------------------
Michael G. Wilkinson

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Intek Diversified Corporation:

We have audited the accompanying consolidated balance sheet of Intek Diversified Corporation (a Delaware corporation) and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, (Post-Reverse Acquisition - See Note 1), consisting of the statements of operations, shareholders' equity and cash flows of Securicor Radiocoms Limited (Radiocoms), predecessor corporation in the continuing business of Intek Diversified Corporation and subsidiaries for the period from October 1, 1996 through December 2, 1996 (Pre-Reverse Acquisition), and the statements of operations and cash flows of Intek Diversified Corporation and subsidiaries for the period from December 3, 1996 through September 30, 1997, (Post-Reverse Acquisition). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intek Diversified Corporation and subsidiaries, as of September 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                    /s/ARTHUR ANDERSEN LLP

Los Angeles, California
January 2, 1998

                            REPORT OF INDEPENDENT AUDITORS

To The Board of Directors of Securicor Radiocoms Limited

We have audited the accompanying balance sheet of Securicor Radiocoms Limited (predecessor company to Intek Diversified Corporation), as of September 30, 1996 and the related statements of operations and cash flows for the years ended September 30, 1995 and 1996. These financial statements are the responsibility of the Radiocoms' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom which are substantially the same as those used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Securicor Radiocoms Limited at September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles used in the United States of America.



                                             /s/ Baker Tilly

                                             --------------------------------
London, England                              BAKER TILLY
24 January 1997                              Chartered Accountants

                            INTEK DIVERSIFIED CORPORATION
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE ACQUISITION)

                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                     (Thousands)


                                                        September 30,
                                                  -------------------------
                                                        1997           1996
                                                  ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                      $    1,909     $      417
   Marketable securities                               8,148              -
   Accounts receivable, net
      of allowance for doubtful
      accounts of $863 in 1997
      and $128 in 1996                                 6,488          4,074
   Inventories                                        12,289         18,895
   Taxation receivable from related parties              779          2,983
   Amounts due from related parties                    3,922          5,587
   Prepaid expenses and
      other current assets                               894          1,481
                                                  ----------     ----------
   Total current assets                               34,429         33,437
                                                  ----------     ----------

PROPERTY AND EQUIPMENT, NET                           21,555          6,639

OTHER ASSETS:
   Note receivable                                       556              -
   Investment in E.F. Johnson, at cost                     -         10,177
   Intangible assets, net                             48,340              -
   Inventory-long term                                 6,980              -
   Other                                                 705              -
                                                  ----------     ----------
TOTAL ASSETS                                      $  112,565     $   50,253
                                                  ----------     ----------
                                                  ----------     ----------




                 The accompanying notes are an integral part of these
                             consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
            RADIOCOMS ONLY AT SEPTEMBER 30, 1996 (PRE-REVERSE ACQUISITION)

                             CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                     (Thousands)

                                                        September 30,
                                                  -------------------------
                                                        1997           1996
                                                  ----------     ----------
CURRENT LIABILITIES:
   Bank overdraft                                 $      120     $    1,313
   Accounts payable                                    6,110          3,051
   Amounts due to related parties                      2,005          2,660
   Accrued liabilities                                 3,762          1,373
   Deferred income                                       977            760
   Related party notes payable                             -         29,345
   Other                                                 166            203
                                                  ----------     ----------
      Total current liabilities                       13,140         38,705
                                                  ----------     ----------
NOTES PAYABLE - Related Party                         24,223         32,837
                                                  ----------     ----------
CAPITAL LEASE LIABILITY                                  354              -
                                                  ----------     ----------
PREFERRED STOCK OF SUBSIDIARY-Mandatorily
                              Redeemable              20,559              -
                                                  ----------     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value.
      Authorized - 60,000,000 shares at
        September 30, 1997 and 25,000,000 at
        September 30, 1996
      Issued - 42,398,096 at
        September 30, 1997 and 25,000,000 at
        September 30, 1996                               424            250
   Capital in excess of par value                    106,220           (100)
   Treasury stock, at cost - 465,582 shares             (770)             -
   Deficit                                           (50,199)       (22,200)
   Currency translation adjustment                    (1,386)           761
                                                  ----------     ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  54,289        (21,289)
                                                  ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  112,565     $   50,253
                                                  ----------     ----------
                                                  ----------     ----------


                 The accompanying notes are an integral part of these
                             consolidated balance sheets

                            INTEK DIVERSIFIED CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1994 AND
          INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Thousands, except share and per share amounts)

                                                                         Years ended September 30,
                                                                 ----------------------------------------
                                                                       1997           1996           1995
                                                                 ----------     ----------     ----------
Revenues
   Net product sales                                             $   41,533     $   22,996     $   32,601
   Service income                                                       751            903              -
                                                                 ----------     ----------     ----------
Total revenues                                                       42,284         23,899         32,601

Costs and expenses:
   Cost of goods sold                                                37,846         19,853         19,426
   Cost of services sold                                              1,739            231              -
   Sales and marketing                                                4,214          1,268          1,728
   Research and development                                           3,266          3,154          2,831
   General and administrative                                        16,677          8,301          8,306
   Depreciation and amortization                                      4,480          1,510          1,706
                                                                 ----------     ----------     ----------
Operating loss                                                      (25,938)       (10,418)        (1,396)

Other income (expense):
   Interest                                                          (2,894)        (1,715)          (512)
   Gain on sale of long term assets                                     324              -              -
   Other                                                                351              -              -
                                                                 ----------     ----------     ----------
Loss before income taxes                                            (28,157)       (12,133)        (1,908)
Income tax benefit                                                    1,158          3,044            737
                                                                 ----------     ----------     ----------
Net loss                                                            (26,999)        (9,089)        (1,171)
Less preferred dividends                                             (1,000)             -              -
                                                                 ----------     ----------     ----------
Net loss applicable to Common Shareholders                       $  (27,999)    $   (9,089)    $   (1,171)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
Net loss per share applicable to Common Shareholders             $    (0.74)    $    (0.36)    $    (0.05)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
Weighted average number of
   Common shares outstanding                                     37,885,371     25,000,000     25,000,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

                 The accompanying notes are an integral part of these
                               consolidated statements

                            INTEK DIVERSIFIED CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Thousands, except shares)

                    Years ended September 30, 1997, 1996 and 1995

                                                              Capital                                      Currency          Total
                                                                   In                                        Trans-         Share-
                                    Common Stock               Excess          Treas-                        lation       holders'
                             --------------------------        of Par             ury                       Adjust-         Equity
                                 Shares          Amount         Value           Stock        Deficit           ment      (Deficit)
                            ------------          -----     ----------         ------     ----------        -------     ----------
BALANCE
  SEPTEMBER 30, 1994             100,000           $250          $(100)            $-       $(11,940)            $-       $(11,790)

Net loss                               -              -              -              -         (1,171)             -         (1,171)
Currency translation
  adjustment                           -              -              -              -              -             12             12
                            ------------          -----     ----------         ------     ----------        -------     ----------
BALANCE
  SEPTEMBER 30, 1995             100,000            250           (100)             -        (13,111)            12        (12,949)

Net loss                               -              -              -              -         (9,089)             -         (9,089)
Currency translation
  adjustment                           -              -              -              -              -            749            749
                            ------------          -----     ----------         ------     ----------        -------     ----------
BALANCE
  SEPTEMBER 30, 1996             100,000            250           (100)             -        (22,200)           761        (21,289)

Eliminate stock
  of Radiocoms                  (100,000)          (250)           100              -              -              -           (150)

Purchase Radiocoms
  for stock                   25,000,000            250         84,982              -              -              -         85,232

Intek shares
  December 3, 1996            14,239,416            142         26,383           (770)       (11,025)             -         14,730

Intek loss
  October 1, 1996 through
  December 3, 1996                     -              -              -              -         (3,407)             -         (3,407)

Eliminate Intek
  historic deficit                     -              -        (14,432)             -         14,432              -              -

Adjust shares for
  Midland assets                (155,000)            (1)          (644)             -              -              -           (645)

Imputed interest
  on warrants                          -              -            652              -              -              -            652


Shares issued for
  loan extension fee              34,000              -            203              -              -              -            203

Exercise of warrants           1,758,776             18          6,495              -              -       -                 6,513

Write off deferred
  financing cost
  related to note
  converted to stock                   -              -           (215)             -              -              -           (215)

Shares issued for
  interest                        14,602              -             60              -              -              -             60

Shares issued for
  equipment purchases          1,206,302             12          2,176              -              -              -          2,188

Employee stock grant             300,000              3            560              -              -              -            563

Net loss                               -              -              -              -        (26,999)             -        (26,999)

Preferred stock dividends
  settled through issue of
  bonus preferred shares               -              -              -              -         (1,000)             -         (1,000)

Currency translation
  adjustment                           -              -              -              -              -         (2,147)        (2,147)
                            ------------          -----     ----------         ------     ----------        -------     ----------
BALANCE
  SEPTEMBER 30, 1997          42,398,096            424        106,220           (770)       (50,199)        (1,386)        54,289
                            ------------          -----     ----------         ------     ----------        -------     ----------
                            ------------          -----     ----------         ------     ----------        -------     ----------


                 The accompanying notes are an integral part of these
                               consolidated statements

                            INTEK DIVERSIFIED CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1994 AND
          INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands)

                                                                        Years ended September 30,
                                                                 ----------------------------------------
                                                                       1997           1996           1995
                                                                 ----------     ----------     ----------
Cash flows from operating activities:
  Net loss                                                       $  (26,999)    $   (9,089)    $   (1,171)
                                                                 ----------     ----------     ----------
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                     4,480          1,510          1,706
    Increase in fixed asset valuation reserve                           855              -              -
    Loss (gain) on sale of long term assets                            (324)            29              -
    Gain on sale of investments                                        (260)             -              -
    Deferred income taxes                                              (633)             -           (183)
    Non-cash interest and loan extension fees on
      convertible debt and warrants                                     712              -              -
    Stock compensation to employees                                     563              -              -
  Changes in assets and liabilities:
    Decrease (increase) in:
    Accounts receivable and amounts due from related parties          1,384          3,477         (7,320)
    Inventories                                                      11,376         (2,984)       (10,303)
    Income taxes receivable from related parties                      2,330              -              -
    Prepaid expenses and other current assets                         1,375             67           (755)
    Increase (decrease) in:
    Accounts payable                                                  2,219         (1,513)         1,851
    Amounts due to related parties                                   (1,317)             -              -
    Accrued liabilities                                                (443)          (601)         1,146
    Accrued liabilities to related parties                              342              -              -
    Deferred income                                                     194         (1,209)         2,015
    Other                                                               (93)             -              -
                                                                 ----------     ----------     ----------
Total Adjustments                                                    22,760         (1,224)       (11,843)
                                                                 ----------     ----------     ----------
Net cash used in operating activities                                (4,239)       (10,313)       (13,014)
                                                                 ----------     ----------     ----------




Cash Flows From Investing Activities:
   Proceeds from sale of investments                                  1,853              -              -
   Expenditures for property, plant & equipment, net                 (9,226)        (1,657)        (2,377)
   Expenditures for FCC licenses                                     (2,016)             -              -
   Expenditures for other long term assets                           (6,477)             -              -
   Proceeds from sale of long term assets                             2,311             96             56
   Notes receivable                                                    (428)             -              -
                                                                 ----------     ----------     ----------
   Net cash used in investing activities                            (13,983)        (1,561)        (2,321)
                                                                 ----------     ----------     ----------

Cash Flows From Financing Activities:
   Net change in bank overdraft                                      (1,252)          (731)           130
   Capital lease                                                        282              -              -
   Proceeds from short term debt                                         71              -              -
   Proceeds from long term debt                                       4,000              -              -
   Proceeds from long term debt-related party                        19,452         12,463         15,537
   Repayment of long and short term debt                             (5,347)             -              -
                                                                 ----------     ----------     ----------
   Net cash provided by financing activities                         17,206         11,732         15,667
                                                                 ----------     ----------     ----------

Effect of foreign exchange rate changes on cash                         936            (42)            (1)
                                                                 ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                    (80)          (184)           331

Cash and cash equivalents at beginning of year                          417            601            270

Cash acquired in reverse acquisition                                  1,572              -              -
                                                                 ----------     ----------     ----------
Cash and cash equivalents at end of year                         $    1,909     $      417     $      601
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Supplemental disclosures of
   cash flow information:
      Cash paid for interest                                     $      578     $    1,715     $      230
      Cash paid for income taxes                                 $        -     $        -     $        -
      Cash received for income taxes
        (U.K. group tax relief received from related party)      $    3,117     $      285     $      319
      Non-cash transactions (see Note 3)


                 The accompanying notes are an integral part of these
                               consolidated statements

                    INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (DOLLARS IN THOUSANDS)

(1)  BUSINESS ACQUISITIONS AND SIGNIFICANT RISKS

     BUSINESS ACQUISITIONS
     On May 2, 1996, Intek formed Midland USA, Inc. ("MUSA"), a Delaware corporation and a wholly-owned subsidiary of Intek. Effective August 1, 1996, MUSA acquired from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio distribution business and certain of its assets (the "Midland Transaction") in exchange for 2,345,000 shares of the Company's common stock ("Common Stock").

     On December 3, 1996, Intek consummated the acquisition (the "Radiocoms Acquisition") of all the issued and outstanding common stock of Securicor Radiocoms Limited ("Radiocoms"), a wholly-owned subsidiary of Securicor Communications Limited ("Securicor"). Radiocoms designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own proprietary linear modulation technology ("LM Technology") equipment. The purchase price for the Radiocoms Acquisition was 25,000,000 shares of Common Stock. The Radiocoms Acquisition, approved by the stockholders of Intek at a Special Meeting held on December 3, 1996, was consummated on the same date.

     Upon the consummation of the Radiocoms Acquisition, the Company became a provider of spectrum-efficient wireless communications technology, products and services. With the exception of certain products distributed by MUSA and Radiocoms, the communication services and products of the Company utilize LM Technology. Roamer One, Inc. ("Roamer One"), a Delaware corporation and a wholly-owned subsidiary of Intek, is a provider of high quality wireless voice and data communications services in the U.S., operating on the 220-222MHz ("220MHz") frequency and Radiocoms is a manufacturer of the systems and radios used by among others, the Company's Specialized Mobile Radio ("SMR") sites. In addition, Radiocoms, through its LMT division, is involved in the research and development of products and other applications of LM Technology. As a result of the Radiocoms Acquisition, the Company is no longer considered to be in the development stage, as was the case in prior years.

     a. The following unaudited proforma income statement information (in thousands except shares and per share amounts) is presented as though the Radiocoms Acquisition and the Midland Transaction had occurred on October 1, 1994:

                                                Year Ended September 30,
                                         --------------------------------------
                                               1997          1996          1995
                                         ----------    ----------    ----------
  Revenues                               $   44,475    $   22,569   $   65,137
  Net loss                               $  (32,780)   $  (20,073)  $   (9,794)
  Net loss per share                     $    (0.81)   $    (0.53)  $    (0.27)
  Weighted average shares outstanding    40,381,715    38,172,732   36,570,973

     The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the Radiocoms Acquisition and the Midland Transaction been consummated as of the above date, nor is it necessarily indicative of future operating results.

     b. As discussed below, the Radiocoms Acquisition has been accounted for as a reverse acquisition, and the Company's financial statements have been prepared as if Radiocoms acquired Intek under the purchase method of accounting. The excess of cost over the fair value of net assets acquired at December 3, 1996 is being amortized over 15 years. The purchase price was determined based on the fair value of the Common Stock outstanding at the date of the Radiocoms Acquisition and has been allocated to the underlying Intek assets and liabilities based on fair values at the date of the Radiocoms Acquisition. A summary of the purchase price allocation is as follows:

                                                      (in thousands)
                                                        ----------
     Net working capital                                   $(1,138)
     Excess of cost over fair value of
          net assets acquired                               38,573
     Net property, plant & equipment                        10,179
     Other non-current assets                               12,918
     Other non-current liabilities                          (6,054)
                                                        ----------
     Total                                                 $54,478
                                                        ----------
                                                        ----------

     SIGNIFICANT RISKS
     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. Those that the Company regards currently as among the most significant are summarized below.

     NEED FOR ADDITIONAL CAPITAL
     The Company believes that its current available capital is sufficient to fund its fiscal 1998 operations. However, the current available capital is not sufficient to allow the Company to acquire more licenses for the Roamer One Network through cash purchases from other 220 MHz licenses holders or through the FCC auction process. Additional funding will be required by the Company in fiscal 1998, if it decides to acquire more licenses.

     Subsequent to fiscal 1998, the Company will require additional cash resources to fund operations. The amount of cash required will depend on, among other things, the rate of subscriber loading on the Roamer One Network and LM Technology and product development requirements and costs.

     There can be no assurance that additional financing will be available on reasonable terms or at all. If additional capital is raised though the sale of additional equity or convertible debt securities, dilution to the Company's stockholders could occur.

     DEPENDENCE ON GOVERNMENTAL REGULATION
     Operating the Roamer One Network, maintaining and obtaining site licenses, and operating procedures are all subject to FCC and other regulatory approval. FCC and other regulatory approvals are also required in the U.S. for LMR products, including those utilizing LM Technology.

     In most international markets there are similar, and in some instances more stringent, governmental regulatory overviews regarding wireless communications services and products including those offered by the Company.

     The current and planned operations of the Company can be adversely impacted by delayed or adverse actions by the various regulatory authorities and it is impossible to predict, with any certainty, how the Company's operations will be impacted by the actions of these regulatory authorities.

     DEVELOPMENT AND ACCEPTANCE OF LM TECHNOLOGY AND RELATED PRODUCTS
     Today, the focus of the Company's operations is on services and products utilizing LM Technology. The commercial viability of the Roamer One Network is dependent upon, among other things, the proper function of LM Technology. LM Technology provides the Roamer One Network with the capability to network various sites and control subscriber calling traffic. Because of these capabilities, the Company believes that the Roamer One Network should be able to load a sufficient number of subscribers to make it commercially viable.

     The Company anticipates that many of the same capabilities believed to be functional in the Roamer One Network will be included in the LMR products it plans to develop and market utilizing LM Technology. Accordingly, if products using LM Technology are not commercially accepted or do not have the capabilities the Company believes they have or can have, the future results of operations of the Company could be significantly and negatively impacted.

     Additionally, until products utilizing LM Technology progress through the commercial development stage, their manufacturing costs may be substantially higher than competing products and the Company may be forced to subsidize equipment selling prices, negatively impacting the Company's result of operations.

     ABILITY TO COMPETE
     Competition in the sale of wireless communication products and services is fierce. With the provision of wireless services, given the wide variety of available services, new subscribers can only be acquired if the Company has a service needed by its potential subscribers and priced so that it, along with the cost of the necessary radio equipment, is attractively priced when compared to competing services. The Company has geared its marketing of the Roamer One Network to identifiable targeted groups of business users who historically have used two-way group dispatch systems. Additionally, the Company's systems are capable of transmitting data that the Company believes will be a longer-range benefit to its potential subscribers.

     Similarly, the Company believes that LM Technology and related products will offer substantial benefits to other equipment manufacturers or end users that purchase the Company's technology or products. However, competing technologies and products are numerous.

     Because the Company is in the early rollout stage of the Roamer One Network and products utilizing LM Technology have only been recently introduced and/or are still being developed, there is no assurance that the services provided on the Roamer One Network or the technology and products to be developed by the Company will be competitive to other services, technology and products of other wireless communications companies.

     SUPPLIER RISK
     MUSA purchases a significant portion of its mobile radios and accessories from a single supplier in Japan. The Company believes that if this foreign supplier were no longer available, such event would have a severe impact on Intek's financial position or results of operations. Additionally, significant fluctuations in the value of the U.S. dollar versus the Japanese Yen could have a material effect on MUSA's profit margins.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

     a.   PRINCIPLES OF CONSOLIDATION

     Because Securicor acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for fiscal 1996 and 1995 include only the accounts of Radiocoms and its subsidiaries, all of which are wholly-owned. Subsequent to the date of the Radiocoms Acquisition (December 3, 1996) the consolidated financial statements also include the accounts of Intek and its other subsidiaries.

     Included in reported results of operations for the years ended September 30, 1996 and 1995 (pre-reverse acquisition), are revenues of $8,984 and $0 respectively from the sales of products and services by Radiocoms to other current Intek subsidiaries. The related cost of sales was $8,827 and $0 in the years ended September 30, 1996 and 1995, respectively.

     b.   USE OF ESTIMATES

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

     d.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include manufacturing labor and overhead. At September 30, 1997, the Company has $6,980 of completed base stations and components for the manufacture of additional base stations. These have been classified as long-term assets since there is no assurance that they will be utilized by the Company, or sold to third parties, during the fiscal year ending September 30, 1998.

     e.   PROPERTY AND EQUIPMENT, AT COST

     Property and equipment are stated at cost, or in the case of acquired businesses, at fair market value. The Company's policy is to begin depreciating site equipment at such time as it begins to generate subscriber revenues.
Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of assets are capitalized. Gains and losses on disposal are recognized in the year of the disposition. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings                                         11 to 50 years
     Site equipment                                    10 years
     Production and test equipment                     3 to 10 years
     Equipment for rental on operating leases          3 to 5 years
     Furniture and fixtures and computers              3 to 10 years

     Depreciation expense is shown separately in the accompanying consolidated financial statements and is not allocated between cost of goods and services sold and other operating expenses.

     f.   REVENUE RECOGNITION

     With respect to the sale of equipment, including systems and site equipment, revenue is recognized upon delivery of the equipment or, when appropriate, upon acceptance of the equipment by the customer. The Company recognizes subscriber revenue from airtime billings upon provision of the service. In those instances when subscribers are billed for airtime service provided from sites managed by the Company, gross billings are included in service income and distributions to licensees are included in cost of services sold.

     g.   INCOME TAXES

     The Company and its subsidiaries (except Radiocoms) file consolidated Federal and combined state income tax returns. The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

     Radiocoms is a company organized under the laws of England and Wales and files its tax returns with local U.K. tax agencies. Prior to the Radiocoms Acquisition, Radiocoms' losses were compensated for by its parent company based on the effective corporate tax rate.

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of FAS 109.

     In accordance with FAS 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

     h.   NET LOSS PER SHARE

     The net loss per share for all periods shown is based upon the weighted average number of shares outstanding for the periods. No common stock equivalents are included in the calculation since they would have an anti-dilutive effect.

     i.   WEIGHTED AVERAGE SHARES OUTSTANDING

     The weighted average number of shares outstanding for the years ended September 30, 1997, 1996 and 1995, and the pro forma income statement disclosures were restated to reflect the shares issued in connection with the reverse acquisition based on the exchange ratio of the Common Stock issued in exchange for each share of Radiocoms' common stock.

     j.   WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the period. The accrued liability for warranty costs is included in the caption "Accrued liabilities" in the accompanying consolidated balance sheets.

     k.   AMORTIZATION OF INTANGIBLE ASSETS

     As part of the Midland Transaction, the Company acquired various rights, permits and trademarks. These intangible assets are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     As a result of the Radiocoms Acquisition, intangible assets of Intek and its subsidiaries prior to the Radiocoms Acquisition including various agreements, rights, permits, and trademarks are being amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 15 years).

     Intangible assets recorded in connection with the acquisition of FCC licenses are amortized on the straight-line basis over 15 years effective when the related site begins commercial operation.

     l.   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

     m.   SUBSCRIBER ACQUISITION COSTS

     Marketing and sales costs associated with obtaining new subscribers are charged to income in the period incurred.

     n.   FOREIGN CURRENCY

     The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars for consolidation and reporting purposes. Assets and liabilities are translated into U.S. dollars using the exchange rate at each balance sheet date and a weighted average exchange rate for each period is used for revenues and expenses. Translation adjustments are recorded as a separate component of shareholders' equity.

     o.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

     The Company's management believes that the fair value of all financial instruments approximates carrying value.

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

     The Company may periodically hedge firm foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At September 30, 1997, the Company had outstanding hedge contracts of (in thousands) Japanese Yen 210,000 to cover its firm foreign purchase commitments of Japanese Yen 374,817, leaving an exposed position of Japanese Yen 164,817 equating to $1,375. Additionally, at September 30, 1997, the Company's hedge contracts totaled $1,800 at the contracted rate and had a fair value of $1,762. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

     p.   LONG-LIVED ASSETS

     Effective October 1, 1996, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of September 30, 1997, there had been no impairment in the carrying value of long-lived assets.

     q.   MARKETABLE SECURITIES

     During the year, the Company received stock of Transcrypt International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. Subsequent to September 30, 1997, the Company sold the investment for approximately $748 less than its carrying value. The Company did not realize a loss on this transaction as the shortfall will be recovered from Securicor plc.

     r.   NEW ACCOUNTING PRONOUNCEMENTS

     During the year, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," No. 129 "Disclosure of Information About Capital Structure," No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure About Segments of an Enterprise." These statements of Financial Accounting Standards will be adopted by the Company in fiscal 1998, except No. 131 which was adopted in the current fiscal year. Management of the Company does not believe that there will be any material effect of adopting SFAS No. 128, 129 and 130 in fiscal 1998.

(3)  SUMMARY OF NON-CASH ACTIVITIES
     The following summarizes the supplemental disclosure of non-cash operating, investing and financing activities:

     In March 1995, a wholly-owned subsidiary of Securicor acquired 925,850 voting preferred shares and a warrant to acquire 291,791 shares of common stock of EFJ, a U.S. based communications company, for $10,000. Concurrent with this transaction, Radiocoms entered into an agreement with EFJ to pay for the EFJ shares acquired by the delivery to EFJ of certain inventory products and by granting manufacturing and technology licenses to EFJ for approximately $9,671. Of this amount, $3,997 was attributable to the technology license which required future support by Radiocoms through September 30, 1996. Revenues derived from EFJ have been reflected as related party sales. On June 17, 1996, Radiocoms acquired the 925,850 shares of voting preferred stock and a warrant to acquire 291,791 shares of common stock of EFJ from Securicor at a cost of $10,000, the consideration being a promissory note payable on June 17, 1997 for $10,000 together with interest on the principal amount at a rate of 8% per annum ("EFJ Note"). During the year ended September 30, 1997, Radiocoms exchanged this investment for stock of a publicly quoted corporation with a market value of $8,148 at September 30, 1997. The shortfall of $1,852 is to be recovered from Securicor and is included in amounts due from related parties.

     On September 20, 1996, Intek, through MUSA, consummated the Midland Transaction. The original purchase price was 2,500,000 shares of Common Stock. Pursuant to the terms of the Midland Transaction, a post closing reduction to the purchase price of 155,000 shares of Common Stock, or $645, was made.

     During fiscal 1996, Intek sold two series of notes with warrants attached. During fiscal 1997, holders of the notes exercised warrants to convert all of the notes into Common Stock. Accrued interest on certain notes was paid by issuance of Common Stock. See Note 15 "Sales of Securities".

     On December 3, 1997, Intek consummated the Radiocoms Acquisition for 25,000,000 shares of Common Stock. See Note 1 "Business Acquisitions and Significant Risks".

     During fiscal 1997, Intek acquired new systems and management agreements from Krystal Systems, Inc., American Digital Corporation and Pagers Plus Corp. Consideration for these transactions included 1,206,302 shares of Common Stock. See Note 18 "Acquisition of New Systems".

     In connection with his employment by the Company, the chief executive officer of the Company received, among other things, 300,000 shares of Common Stock. See Note 13 "Employment Agreements".


(4)  INVENTORIES

     Inventories at September 30 consist of the following (in thousands):

                                                     1997              1996
                                               ----------        ----------
     Raw materials                             $    4,020        $    8,314
     Work in progress                               1,311             2,321
     Finished goods                                13,938             8,260
                                               ----------        ----------
       Subtotal                                    19,269            18,895

     Inventory not likely to be used or
      sold within one year                         (6,980)                -
                                               ----------        ----------
       Total current inventories               $   12,289        $   18,895
                                               ----------        ----------
                                               ----------        ----------

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at September 30 consists of the following (in thousands):

                                                     1997              1996
                                               ----------        ----------
     Land                                      $      402        $      469
     Buildings                                      3,008             2,329
     Site equipment                                13,206                 -
     Production & test equipment                    3,843             4,731
     Furniture, fixtures and computers              2,755               555
     Equipment held for rental                      4,163             3,467
                                               ----------        ----------
     Total property and equipment, at cost         27,377            11,551
      Less accumulated depreciation                (5,822)           (4,912)
                                               ----------        ----------
     Net property and equipment                $   21,555        $    6,639
                                               ----------        ----------
                                               ----------        ----------

(6)  INTANGIBLE ASSETS

     Intangible assets at September 30 consists of the following (in thousands):

                                                     1997              1996
                                              -----------       -----------
     Excess of cost over fair value of net
       MUSA assets acquired                   $     9,755       $         -
     Excess of cost over fair value of net
       Intek assets acquired in the reverse
       acquisition                            $    38,573       $         -
     FCC licenses and management agreements
       acquired from third parties            $     2,899       $         -
                                              -----------       -----------
     Total intangibles                             51,227                 -
       Less accumulated amortization               (2,887)                -
                                              -----------       -----------
     Net intangibles                          $    48,340       $         -
                                              -----------       -----------
                                              -----------       -----------

     The excess of cost over fair value of net Intek assets acquired in the reverse acquisition represents the intangible value of FCC licenses and management agreements owned by Intek.


(7)  INCOME TAXES

     The Company's benefit for the income taxes consists of the following (in thousands) for the years ended September 30:

                                         1997           1996           1995
                                   ----------     ----------     ----------
   Current:
     Federal                       $      628     $        -     $        -
     Foreign                              530          3,044            554

                                   ----------     ----------     ----------
     Total Current                 $    1,158     $    3,044     $      554
     Deferred                               -              -            183
                                   ----------     ----------     ----------
       Total                       $    1,158     $    3,044     $      737
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The approximate tax effect of temporary differences which gave rise to significant deferred tax assets and liabilities are as follows at September 30 (in thousands):

                                                          1997           1996
                                                    ----------     ----------
Deferred tax items (Federal, state and foreign):
   Accrued liabilities                              $      690     $        -
   Allowance for doubtful accounts receivable               16              -
   Amortization of Roamer One startup costs                 64              -
   Disallowed interest expense                             174              -
   Depreciation                                           (156)             -
   Depreciation (foreign)                                 (178)           (63)
   Development costs (foreign)                          (2,779)         3,275
   Operating loss carryforwards                          5,453              -
   Operating loss carryforwards (foreign)                3,939            145
                                                    ----------     ----------
                                                         7,223          3,357
   Valuation allowance                                  (7,223)        (3,357)
                                                    ----------     ----------
Net deferred tax liability                          $        -     $        -
                                                    ----------     ----------
                                                    ----------     ----------

     Because of the Company's history of losses, the Company has provided a valuation allowance on deferred tax assets. The valuation reserve was increased by $3,866 for the year ended September 30, 1997.

     The reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate of 34% is as follows at September 30 (in thousands):

                                                          1997           1996           1995
                                                    ----------     ----------     ----------
     Benefit at statutory rate                      $   (9,573)    $   (4,125)    $     (649)
     Statutory rate difference (foreign)                   277            121             20
     Goodwill amortization                                 729              -              -
     Goodwill amortization (foreign)                         -              -            199
     Prior period group loss relief (foreign)                -            (94)          (312)
     Prior period tax charge (foreign)                      73              -              -
     Accruals                                              521              -              -
     Deferred taxes                                       (628)             -              -
     Other (foreign)                                       167              9              5
     Other                                                 247              -              -




     Operating losses not currently available
       for use nor available for group relief
       (foreign)                                         3,660          1,045              -
     Operating losses not currently available
       for use                                           3,369              -              -
                                                    ----------     ----------     ----------
                                                    $   (1,158)    $   (3,044)    $     (737)
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------

     At September 30, 1997, the Company had net operating loss carryforwards available for Federal, California and non-California state income tax purposes of approximately $13,924 and $7,987 respectively. The net operating loss carryforwards expire in the year 2008 and thereafter for Federal income tax purposes and 1998 and thereafter for state income tax purposes. The Company also had foreign net operating losses of $3,939, which do not have an expiration date.

     For Federal income tax purposes, a corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code of 1986 ("Code"), as amended is subject to limitations on the amount of its net operating loss carryforwards, which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change, that are claimed within the five year period after such ownership change, may also be limited (such deductions, together with net operating loss carryforwards, "pre-change losses"). Upon consummation of the Radiocoms Acquisition, an ownership change under Section 382 did occur. As a result, the Company's annual limitation for using "pre-change losses" is $794.

     Foreign losses may also be limited due to the change in ownership of the Company. In addition, Radiocoms will no longer be reimbursed by Securicor for benefits of Radiocoms losses.

(8)  BUSINESS SEGMENTS

     Prior to the Radiocoms Acquisition, the operations of Radiocoms were reported as a single segment. However, since the Radiocoms Acquisition, the Company has four reportable segments: communications services, equipment distribution, technology, and manufacturing. The communications services segment provides high quality wireless voice and data communications services in the United States and the United Kingdom. The equipment distribution segment sells radio base stations, mobile radios, spare parts and accessories manufactured by the Company and by third parties. The technology segment conducts research and development for products and applications incorporating linear modulation. The manufacturing segment produces proprietary products incorporating linear modulation, and produces products and subassemblies on a contract basis for third parties.

     Summarized financial information by business segment, after elimination of intersegment sales, for the year ended September 30, 1997, the only year for which this information is available, is as follows (in thousands):

                                                   1997
                                            -----------
   Net Sales:
     Communications services                $       751
     Equipment distribution                      28,989
     Technology                                       -
     Manufacturing                               12,544
                                            -----------
                                            $    42,284
                                            -----------
                                            -----------

   Operating income (loss) after
    depreciation and amortization:
     Communications services                $    (6,322)
     Equipment distribution                         505
     Technology                                  (5,318)
     Manufacturing                              (11,458)
     Other                                       (3,345)
                                            -----------
                                            $   (25,938)
                                            -----------
                                            -----------

   Total assets:
     Communications services                     54,382
     Equipment distribution                      30,263
     Manufacturing                               16,607
     Other                                       11,313
                                            -----------
                                            $   112,565
                                            -----------
                                            -----------

     The Company has applied the principles of FAS 131 "Disclosures about Segments of an Enterprise and Related Information" in the above presentation of Segment Information.


(9)  PENSION PLAN

     One of the Company's subsidiaries has a Simplified Employees Pension Individual Retirement Account Plan ("the Plan"). Annual contributions to the Plan are at the discretion of the Board of Directors and cannot exceed 15 percent of all employee's compensation. No contributions were made for 1997, 1996, or 1995.

     Radiocoms contributes to the pension plan of Securicor, which maintains a defined benefit pension plan that covers executives and selected other employees based on merit. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The pension costs are assessed on the advice of independent qualified actuaries using the projected unit credit method. Actuarial valuations are performed every three years. The most recent actuarial valuation was April 5, 1995 and in accordance with the provisions of FASB Statement No. 87, at September 30, 1997 and 1996, there were no unfunded accumulated benefit obligations. The assets are held in separate trustee administered funds. For the years ended September 30, 1997, 1996 and 1995, Radiocoms' share of the costs of the Securicor's defined benefit pension plan amounted to $214, $175 and $170 respectively.


(10) STOCK OPTION PLANS

     The 1988 Key Employee Incentive Stock Option Plan ("1988 Plan") provides for the granting of options on up to 500,000 shares of Common Stock. The stock options are exercisable over a period determined by the Stock Option Committee, but no longer than ten years after the date they are granted.

     The options are exercisable at a price equal to the average of the closing per share bid and asked price of the Common Stock on the date an option is granted ("Fair Market Value") or 110 percent of Fair Market Value for persons who have in excess of a 10 percent voting interest in all classes of the Company's stock prior to the date of grant. The dollar amount of options issued under the Plan in any calendar year is limited to $100,000 per person in value plus any unused limit carry-over. The Board of Directors has approved, subject to shareholder approval, a modification in the 1988 Plan, so that options granted under this plan qualify as "incentive stock options" within the meaning of Section of 422 of the Code.

     In September 1994, the Board of Directors approved the 1994 Stock Option Plan ("1994 Option Plan") and the 1994 Director's Option Plan ("1994 Directors Plan") which plans provide for the granting of options up to 600,000 and 300,000 shares of Common Stock respectively. The 1994 Option Plan and the 1994 Directors Plan were approved by the shareholders at the Annual Meeting of Stockholders held on July 5, 1995. The 1994 Option Plan provides for the granting of "incentive stock options" and "nonqualified stock options", which are not intended to qualify under any provision of the Code. Each grant shall specify the number of shares of Common Stock to which it pertains; provided, however, that no optionee may be granted stock options for more than 60,000 shares in any fiscal year.

     Under the terms of the 1994 Directors' Plan, each member of the Compensation Committee received an option to purchase 40,000 shares of Common Stock on September 24, 1994. All other members of the Board at September 24, 1994, received an option to purchase 40,000 shares of Common Stock under the 1994 Stock Option Plan. In addition, each director who was not a director on September 23, 1994 has received or will receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Common Stock. No person may receive an option pursuant to the Directors' Plan more than once.

     Under both 1994 plans, the option exercise price equals Fair Market Value at the date of grant and an option vests after one year and expires after ten years.

     Transactions in stock options for the three years ended September 30, 1997 are summarized as follows:

                                                 1997                     1996                      1995
                                        -----------------------  -----------------------  ------------------------
                                        Shares      Wtd Avg      Shares      Wtd Avg      Shares      Wtd Avg
                                        (000)       Ex Price     (000)       Ex Price     (000)       Ex Price
                                        ---------   ----------   ---------   ----------   ---------   -----------
Outstanding at beg. of year             315.0       $4.16        475         $3.69        565.0       $3.52
Granted                                 420.0       $3.30        72.0        $5.88        -           $-
Exercised                               -           $-           224.5       $3.80        90.0        $2.64
Forfeited                               -           $-           -           $-           -           $-
Expired                                 -           $-           7.5         $1.75        -           $-
                                        ---------                ---------                ---------
Outstanding at end of year              735.0       $3.67        315.0       $4.16        475         $3.69
                                        ---------                ---------                ---------
Exercisable at end of year              315.0       $4.16        315.0       $4.16        475         $3.69
                                        ---------   ----------   ---------   ----------   ---------   -----------
Weighted average fair value of
options Granted                         $1.93                    $4.22                    N/A
                                        ---------                ---------                ---------
                                        ---------                ---------                ---------

     The 735,000 options outstanding at September 30, 1997 have the following exercise prices and weighted average remaining contractual lives:


                                       Weighted Average
                                           Remaining
     Exercise Price    Shares       Contractual Life (years)
     --------------    ------       ------------------------
          $3.00        360,000                9.47
          $3.125        20,000                9.40
          $3.75        255,000                6.99
          $5.875        60,000                8.23
          $6.125        40,000                9.18
                        ------
                       735,000
                       -------
                       -------

     As of September 30, 1997, options available for future grant were as follows:

     1988 Plan                        82,500
     1994 Stock Option Plan          148,000
     1994 Directors Plan             120,000
                                     -------
                                     350,500
                                     -------
                                     -------

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 123 "Accounting for Stock-based Compensation", the Company's net loss and loss per share would have been increased to the following pro forma amounts in thousands (except per share amounts):

                                         1997          1996          1995
                                         ----          ----          ----
Net Income:              As Reported     $(26,999)     $(9,089)      $N/A
                         Pro Forma       $(27,264)     $(9,393)      $N/A
Primary Loss per Share:
                         As Reported     $(0.74)       $(0.36)       $N/A
                         Pro Forma       $(0.75)       $(0.38)       $N/A

     Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the options granted in the periods ending September 30, 1997 and 1996:

                                          1997              1996
                                          ----              ----
Risk free interest rate                   5.85%             5.40%
Expected dividend yield                   0%                0%
Expected lives of option                  3 years           3 years
Expected volatility                       84.3%             118.1%


(11) RELATED PARTY TRANSACTIONS

     Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with Directors of the Company. John Simmonds, a Director of the Company is affiliated with SCL, Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and MIC. Steven Wasserman, a Director and Secretary of the Company is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a Director of the Company, is a partner of the law firm Kelly & Povich, P.C.

     Directors are compensated for services at the rate of $4 per year plus $.5 per meeting to a maximum of $10 per director. For the twelve months ended September 31, 1997, the Company paid Directors fees of $48 and accrued $9 for unpaid directors fees.

     Pursuant to a consulting agreement, the Company paid $10 per month to Nicholas R. Wilson until the Company notified Mr. Wilson on March 21, 1997 that it was terminating the agreement. Mr. Wilson was the Chairman of the Board of Directors until his resignation on December 3, 1996. During fiscal 1997, 1996 and 1995, the Company paid Mr. Wilson $80, $120 and $30 respectively.

     Pursuant to an oral management agreement between SCL and the Company, the Company paid SCL $10 per month and SCL made available to the Company the services of Messrs. Simmonds, Dunstan and Heinke, each of whom were officers and directors of the Company. The agreement was terminated effective January, 1997. During fiscal 1997, the Company paid $40 to SCL pursuant to this agreement.

     Pursuant to an oral consulting agreement with SMM, the Company paid SMM $8 per month for consulting services. During fiscal 1997, the Company paid $32 to SMM. Effective February 1, 1997, the Company terminated the agreement and ceased such payments.

     On September 19, 1996, MUSA entered into an agreement with MIC, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. During fiscal 1997, MUSA paid $140 to MIC. This agreement continues on a month-to-month basis.

     On September 19, 1996, MUSA and SCL entered into a Computer Services Agreement pursuant to which SCL agreed to provide MUSA access to the IBM AS400 computer system, including hardware and software, currently owned by SCL, for data processing purposes. During fiscal 1997, MUSA paid $218 to SCL. This agreement was terminated on October 31, 1997.

     During fiscal 1995 pursuant to a Financing Agreement and related agreements between the Company, Roamer One, SCL and Radiocoms, the Company received approximately $4,000 worth of base station equipment and mobile radios in exchange for 937,042 shares of the Company's Common Stock to Securicor. Pursuant to the Financing Agreement, such shares were issued at a share price of $4.26875.

     The Company and SCL had an arrangement whereby Roamer One purchased equipment and installation services from SCL. During the year ended September 30, 1995, Roamer One purchased $10,195 of radio equipment and installation services from SCL. During the year ended September 30, 1996, Roamer One purchased $2,307 of radio equipment and installation services from SCL. During the year ended September 30, 1997, Roamer One purchased $8 of radio equipment and installation services from SCL.

     On December 3, 1996, the Company entered into a Registration Rights Agreement to provide certain holders of Common Stock, including SCL, MIC, Roamer One Holdings, Securicor, Securicor International Limited and Anglo York Industries, Inc. with certain demand and "piggy-back" registration rights with respect to the Common Stock owned by the holders. Each is a stockholder of the Company and, collectively, such stockholders own approximately 78% of the Company's Common Stock.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed, in connection with the Securicor Transaction, to obtain certain support and administrative services for Radiocoms from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of Radiocoms during fiscal 1997. During fiscal 1997, $666 of support and administrative service costs (including services of Edmund Hough, Intek's former Chief Executive Officer) were accrued, but unpaid.

     The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of $237 during fiscal 1997. In addition, Mr. Wasserman received $1 per month as compensation for his services as the secretary of the Company until January 1, 1997 at which time his compensation was increased to $2 per month.

     The law firm Kelly & Povich, P.C. performs legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. During fiscal 1997, Kelly & Povich, P.C. received fees of approximately $55.

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

     For details of related party borrowings, see Note 16 "Related Party Borrowings".


(12) COMMITMENTS

     The Company has entered into 178 site leases for the housing of radio base station equipment and antenna systems related to the Roamer One network. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of September 30, 1997, total future minimum lease payments are as follows:

          1998                               $1,800
          1999                                1,840
          2000                                  893
          2001                                  221
          2002                                   39
          Thereafter                              7
                                            -------
                                             $4,800
                                            -------
                                            -------

         (in thousands)

     As of September 30, 1997, MUSA had a purchase commitment with its main supplier of radios to purchase $3,126 of inventory, see Note 2 o. "Financial Instruments and Concentrations of Risk."

(13) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with various key employees. None of these agreements have terms exceeding two years and these agreements have varying expiration dates and provide for aggregate annual base compensation of approximately $1.5 million.

     In connection with his employment by the Company in August 1997, the chief executive officer of the Company received, among other things, 300,000 shares of Common Stock. These shares are non-returnable to the Company if he continues to be employed by the Company until September 1, 1998 or he has terminated his employment with the Company prior to the Anniversary Date for good reason, or he has been terminated without cause. The agreement provides that in the event the fair market value of the 300,000 shares on December 31, 1998 ("FMV") is less than $1 million, the Company will pay the executive a sum equal to the difference between $1 million and the FMV in, at executive's option, cash or Common Stock or a combination thereof. For financial reporting purposes, the Company has recorded $1 million in compensation expense for the year ended September 30, 1997.

(14) SALE OF BUILDING

     In December 1996, the Company sold land and property, realizing a profit of $775 relating to a business the Company had conducted prior to the Radiocoms Acquisition, which was discontinued in 1994.


(15) SALES OF SECURITIES OUTSIDE THE UNITED STATES UNDER REGULATION S OF THE SECURITIES ACT

     a) On February 29, 1996, the Company raised $2,500 through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a U.K. limited liability company ("MeesPierson"). The Senior Debenture was secured by land and a building owned by the Company (the "Property"). Intek also issued 50,000 shares of Common Stock to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, Intek paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Common Stock to MeesPierson and issued 5,000 shares of Common Stock to Octagon Capital Canada Corporation for an agent's fee. In exchange for a further extension to January 31, 1997, Intek issued MeesPierson 34,000 shares of Common Stock valued at $203. The Senior Debenture was paid in full on December 31, 1996.

     b) On April 26, 1996, The Company sold a series of 6.5% Notes in the aggregate principal amount of $5,000 (the "Notes"), maturing April 25, 1999. During fiscal 1997, holders of the Notes exercised warrants to convert all $5,000 of the Notes into Common Stock at an average discount of 18% below market price. This discount, in the amount of $907, was a pre-reverse acquisition expense of Intek. A portion of accrued interest was repaid through issuance of Common Stock valued at $60.

     c) On November 1, 1996, the Company sold a series of 6.5% Notes in the aggregate principal amount of $2,000 (the "November 1996 Notes") maturing on October 31, 1999. Net proceeds to the Company, after fees and broker's commissions, were $1,995. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. During the quarter ended March 31, 1997, holders of the Notes exercised warrants to convert all $2,000 of the Notes into Common Stock at an average discount of 28% below market price. This discount, in the amount of $552 was charged to interest expense during fiscal 1997.

     On February 6, 1997, the Company sold a series of 7.5% Convertible Debentures (the "February 1997 Debentures") and (the "February 1997 Warrants") to three purchasers. Net proceeds to the Company, after fees and broker's commissions, were $3,990. The February 1997 Debentures matured on February 6, 2000 and bore interest at the rate of 7.5% per annum. All accrued interest was due and payable at the time the February 1997 Debentures matured or upon their conversion to Common Stock. The debt conversion price was the lesser of $3.825 or 80% of the average closing bid price for the 5 trading days prior to conversion resulting in a discount of $800. In May 1997 the Company redeemed the February 1997 Debentures in exchange for a cash payment equal to the principal amount of the debentures plus a redemption premium of 10 percent and all accrued and unpaid interest resulting in a $400 reduction in the originally anticipated discount. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The February 1997 Warrants were estimated by the broker to have a value of $100 which was included in interest expense in fiscal 1997.

(16) RELATED PARTY BORROWINGS

     Prior to the Radiocoms Acquisition, Securicor had extended a limited use $15 million line of credit to MUSA. In connection with the Radiocoms Acquisition, Securicor made available to the Company a $15 million line of credit (the "September 1996 Facility") to fund Intek's working capital needs. The September 1996 Facility may be drawn upon by Intek so long as it maintains a net worth of at least $20,000. The September 1996 Facility bears interest at the rate of prime (to be defined as the average of prime rates announced by certain specified banks) plus 1% through December 31, 1997 and thereafter interest will accrue at the rate of 11% compounded annually on the outstanding principal balance, payable upon the repayment in full of the outstanding principal balance but no later than June 30, 2001. The obligations under the September 1996 Facility may be prepaid at any time without any penalty. The September 1996 Facility must be redeemed upon a change of control of Intek or upon the sale of the majority of its assets. The unsecured September 1996 Facility ranks senior in all rights to any common or preferred stock or any other subordinated debt of the Company. Intek may redeem the September 1996 Facility, at par plus accrued interest, subject to restrictions contained in any senior debt facility it may obtain, in increments of $500. The principal balance at September 30, 1997 was $10,753 plus accrued interest of $971.

     In March 1997, the Company borrowed $6 million for working capital purposes from Securicor. The unsecured borrowings are evidenced by an 11% note payable due the earlier of (1) the receipt of funds by Intek from a private or public offering of Intek shares; and (2) October 18, 1998. Additionally, during May 1997, the Company borrowed $4.5 million from Securicor to retire the February 1997 Debentures and an additional $2 million in September 1997. The May and September loans bear interest at 12.5% and are repayable under the same terms as the 11% note payable. Interest on these notes is due upon maturity of the notes.

     In December 1997, the Company entered various agreements with Securicor as follows:
     a) A new loan agreement which combines outstanding loans due Securicor, plus accrued interest, into one new facility ("December 1997 Facility"). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500 per month for 12 months beginning July 1, 2001, $1 million per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility must be repaid upon a change of control of the Company or upon a sale of a majority of its assets and is also subject to a mandatory prepayments at the rate of 50% of the net proceeds of a financing by the Company in excess of $8 million. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4 million in availability for future borrowings under the December 1997 Facility.
     b) Securicor has agreed to purchase from the Company, subject to the approval of the Company's stockholders of blank check preferred stock, approximately $12.4 million in a new series of preferred stock.
     c) Securicor has agreed to reimburse the Company approximately $2.6 million representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment.

          As a result of the above agreements, the September 30, 1997 related party borrowings will be repaid as follows:

     Fiscal Year
     --------------
     1998                                     $       -
     1999                                             -
     2000                                             -
     2001                                         1,500
     2002                                         7,500
     Thereafter                                  15,223
                                            -----------
                                                $24,223
                                            -----------
                                            -----------


(17) PREFERRED STOCK OF SUBSIDIARY

     In December 1996, the Company consummated the Radiocoms Acquisition. Prior to the consummation of this transaction, Securicor forgave approximately $12 million due it by Radiocoms and accepted 20,000 shares of $1,000 par value per share of preferred stock from Radiocoms ("Radiocoms Preferred Stock") for the remaining balance due including the EFJ Note, see Note 3. The preferred stock is mandatorily redeemable on June 30, 2006 and bears a dividend rate of 6%.


(18) ACQUISITION OF NEW SYSTEMS

     KRYSTAL SYSTEMS

     On November 11, 1996, the Company entered into an agreement to acquire from Krystal Systems, Inc. up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems".) Through September 30, 1997, the Company has paid $3,735 of the purchase price for 22 of the Krystal Systems. The remaining balance of $225 was accrued at September 30, 1997 and is due and payable upon receipt, and uncontested grant by the FCC, of the licenses to Roamer One. Applications for such transfers have been filed with the FCC and 22 assignments have been granted as of September 30, 1997. Applications can typically take between 30-120 days for processing by the FCC, however, no assurance can be made that the FCC will grant the remaining pending applications.

     AMERICAN DIGITAL CORPORATION

     During 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the equipment from ADC for total consideration equal to $1,925. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84); (b) issuance of approximately 682,735 shares of Common Stock
(valued for purposes of the transaction at $1,250); (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301); (d) forgiveness of approximately $95 of debt owed by ADC to Radiocoms; (e) a cash payment of $119. Closing of such transactions (and payment of the purchase price) will occur upon receipt of, and uncontested grant by the FCC, of the licenses to Roamer One. John Simmonds (a director of the Company) and SCL are shareholders in ADC. Applications have been filed for such transfers with the FCC and applications typically can take between 30-120 days for processing by the FCC. Such transactions will be recorded in the period in which they close.

     PAGERS PLUS

     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Corp ("PPC"). The agreements provide that the Company will acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price, in the aggregate, equal to 465,482 shares of Common Stock (valued for purposes of the transaction at $938) plus cash payments totaling $759. Closing of such transactions (and payment of the purchase price) occur upon receipt of the uncontested grant by the FCC of the licenses to Roamer One. Such grants by the FCC occurred in late December 1997. Such transactions will be recorded in such period. The contingent liability, which has not been recorded on the balance sheet is $834.

     VENTEL, INC.

     In May 1995, Intek contributed $125 for a one-third ownership interest in Brook SIG Corp., which was subsequently acquired in a stock transaction by Ventel. Ventel is in the business of providing financing to various 220MHz SMR management companies in the United States. Intek and SCL (also a shareholder of Ventel) entered into separate management services agreements with Ventel to provide certain management services and technical expertise for the development and implementation of Ventel's ongoing business strategy. John Simmonds (a director of Intek) is a director of the Board of Directors of Ventel. Intek received a total of 2,666,666 shares of the common stock of Ventel, which represented less than a 10% interest in Ventel.

     During 1997, the Company entered into an agreement with Ventel (the "Ventel Agreement"), which provided for the sale and transfer of certain outstanding loans, security agreements, and the rights related to the collateral for such security agreements from Ventel to the Company. Such loans were made by Ventel to PPC and ADC for the purpose of constructing 220MHz systems. These systems are the subject of purchase agreements (described above) between various licensees, ADC, PPC and the Company. The Ventel Agreement provided that the Company would acquire the security agreements and rights to the collateral in exchange for a payment to Ventel of 787,921 shares of Common Stock and $100 in cash.

(19) SUBSEQUENT EVENTS

     Subsequent to September 30, 1997, the Company disposed of its investment in Transcrypt International which it received in fiscal 1997 as a result of its disposition of its investment in EFJ, receiving net cash proceeds of approximately $7.4 million. The difference between the proceeds and the carrying value of $8,148 will be reimbursed by Securicor, and is in addition to the shortfall born by Securicor as described in Note 3.

     The Board of Directors of the Company also adopted a share repurchase plan whereby the officers of the Company are authorized to expend up to $1 million to acquire up to 1% of the Common Stock. Through December 31, 1997, the Company had acquired 35,000 shares of Common Stock in open market purchases.

     In December 1997, the Company entered into various agreements with Securicor (see Note 16 "Related Party Borrowings").

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5 million though December 1999. Borrowing under the Credit Agreement would be secured by the assets of MUSA and bear interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company intends to use borrowings under this Credit Agreement as security for letter of credit commitments on behalf of MUSA, thereby eliminating use of the December 1997 Facility for letters of credit on behalf of MUSA and allowing availability under the 1997 December Facility to be used for general corporate cash flow requirements.

     The Company, Mr. David Neibert, the Company's executive vice president and Mr. Nicholas R. Wilson, a former Chairman of the Company ("Intek Defendants") have been named with forty other defendants in a complaint (Scott, et al. Steingold, et al.) filed in U.S. District Court for the Northern District of Illinois on November 12th, 1997. The lawsuit purports to allege claims under the Racketeer Influenced Corrupt Organizations Act, the Securities Exchange Act of 1934 and various common law state claims in connection with the sale and marketing of interests in certain partnerships formed to operate SMR systems. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants have filed a motion to dismiss the complaint on various grounds and in response the plaintiffs have asked the court to be allowed to file an amended complaint. The Company does not know when or if such an amendment will be filed or what specific allegations it will contain with respect to Intek. Intek has requested the plaintiff withdraw all claims against Intek on the grounds that they are frivolous. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

                                  INDEX TO EXHIBITS

Exhibit No.                                                            Page No.
-----------                                                            --------

3.1(i)         Articles of Incorporation of Intek Diversified              (2)
               Corporation (the "Registrant").

3.1(ii)        By-Laws of the Registrant.                                  (2)

10.1           Employment Agreement dated as of September 8, 1997          (1)
               between Intek Diversified Corporation and Robert J. Shiver

10.2           Employment Agreement dated as of February 18, 1997,         (1)
               by and between Intek Diversified Corporation and Lee R.
               Montellaro.

10.3           Employment Agreement dated as of April 21, 1997, by and     (1)
               between Intek Diversified Corporation and Donald Goeltz.

10.4           Second Amended and Restated Loan Agreement dated as of      (1)
               December 29, 1997, between Intek Diversified Corporation as Borrower and Securicor Communications Limited as Lender.

10.5           Promissory note dated December 29, 1997,                    (1)
               in the amount of $29,500,000 made by Intek Diversified Corporation to the order of Securicor Communications
               Limited.

10.6           Preferred Stock Purchase Agreement dated as of December     (1)
               29, 1997, between Intek Diversified Corporation and
               Securicor Communications Limited.

10.7           Loan and Security Agreement dated December 24, 1997,        (1)
               by and between Summit Commercial/Gibraltar Corp., as Lender and Midland USA, Inc., as Borrower.

10.8           Subordination Agreement dated December 24, 1997,            (1)
               by and among Intek Diversified Corporation and Summit Commercial/Gibraltar Corp.

10.9           Termination and Release dated as of December 29, 1997,      (1)
               between Intek Diversified Corporation and Securicor Communications Limited.

11             Statement re computation of per share earnings.             (4)

12             Statement re computation of ratios.                         (4)

21             Subsidiaries.                                               (1)

23.1           Consent of Arthur Andersen LLP.                             (1)

23.2           Consent of Baker Tilly.                                     (1)

27             Financial Data Schedule.                                    (1)



(1)       Included in this Report.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(4)       Not applicable.