Form 10-K/A
period 1997-09-30
INTEK DIVERSIFIED CORP
filed 1998-01-15
CIK 50977

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-K/A

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

                                                  YEAR ENDED SEPTEMBER 30,
                                             (THOUSANDS, EXCEPT  SHARE AMOUNTS)
                                               1997        1996         1995
                                               ----        ----         ----
STATEMENT OF OPERATIONS DATA:
  Total Revenues (1)                          $42,284      $23,899     $32,601
  Total Costs and Expenses                     68,222       34,317      33,997
  Operating Loss                             (25,938)     (10,418)     (1,396)
  Net Loss                                   (26,999)      (9,089)     (1,171)
  Loss applicable to Common Shareholders    $(27,999)     $(9,089)    $(1,171)
  Net Loss Per Share applicable to Common
    Shareholders                              $(0.74)      $(0.36)     $(0.05)
  Weighted Average Number of
    Shares Outstanding                     37,885,371   25,000,000  25,000,000
BALANCE SHEET DATA:
  Total Assets                               $112,565      $50,253     $37,463
  Working Capital                              21,289      (5,268)       3,538
  Long Term Debt                               45,136       32,837      23,187
  Shareholders' Equity (Deficit)              $54,289    $(21,289)   $(12,949)

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

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 1998.

                                             INTEK DIVERSIFIED CORPORATION


                                             By: /s/ D. Gregg Marston
                                                 -------------------------
                                                 D. Gregg Marston
                                                 Chief Accounting Officer

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