Form 10-K/A
period 1997-09-30
INTEK DIVERSIFIED CORP
filed 1998-01-21
CIK 50977

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                   AMENDMENT NO. 2
                                    FORM 10-K/A

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

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock trades on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "IDCC." The following table sets forth the high and low trade price as reported by Nasdaq for each quarter period indicated.


                                                  TRADE PRICE
                                               ------------------
                                               HIGH           LOW
                                               ----           ---

    Fiscal 1996

December 31, 1995                             $8-5/8         $5-7/8
March 31, 1996                                 8-3/4          4-7/8
June 30, 1996                                  9-3/8              6
September 30, 1996                             6-7/8              4

     Fiscal 1997

December 31, 1996                             $5-1/5         $4-1/2
March 31, 1997                                 5-1/2          2-1/2
June 30, 1997                                  3-1/8          1-3/4
September 30, 1997                             2-1/8          1-5/8

     The number of common stockholders of record was approximately 550 on December 31, 1997. The last reported trade price for the Common Stock by Nasdaq on December 31, 1997 was $1.531.

     The Company has never paid a cash dividend and has no present intention to pay any cash dividends on the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 15, 1997, under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the Company issued 787,921 shares of Common Stock to Ventel, Inc. as partial consideration for the purchase by the Company of certain outstanding loans made by Ventel, Inc. to Pagers Plus Corp and American Digital Corporation ("ADC") for the purpose of constructing 220 MHz systems, security agreements, and the rights related to the collateral for such security agreements.

     On August 27, 1997, under Section 4(2) of the Securities Act, the Company issued 300,000 shares of Common Stock to Robert J. Shiver, Chairman and Chief Executive Officer of Intek, pursuant to his employment agreement, and in partial consideration of his services as an officer of Intek.

     On August 31, 1997, under Section 4(2) of the Securities Act, the Company issued 418,381 shares of Common Stock to ADC as partial consideration for the acquisition of certain equipment from ADC and certain 220 MHz FCC licenses.

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

     In December 1997, the Company entered into various agreements with
Securicor:

     A) A new loan agreement ("December 1997 Facility"), which replaces the prior agreements, provides the Company the ability to borrow up to $29.5 million (including the outstanding indebtedness of $25.4 million). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1 million per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1.65 million increments without penalty. The December
          1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company in excess of $8 million. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4 million in availability for future borrowings under the December 1997 Facility.
     B) Securicor has agreed pursuant to the Preferred Stock Purchase Agreement dated December 29, 1997 ("Preferred Stock Purchase Agreement") to purchase from the Company (subject to the approval of the Company's stockholders to authorize "blank check" preferred stock), approximately $12.4 million of a new series of preferred stock.
     C) Securicor has agreed pursuant to the Termination and Release dated December 29, 1997 ("Termination and Release") to reimburse the Company approximately $2.6 million representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment in EFJ.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 1998.

                                             INTEK DIVERSIFIED CORPORATION


                                             By: /s/ D. Gregg Marston
                                                 -------------------------
                                                 D. Gregg Marston
                                                 Vice President Finance

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

     In December 1997, the Company entered various agreements with Securicor as follows:

     a) A new loan agreement ("December 1997 Facility"), which replaces the prior agreements, provides the Company the ability to borrow up to $29.5 million (including the outstanding indebtedness of $25.4 million). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500 per month for 12 months beginning July 1, 2001, $1 million per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1.65 million increments without penalty. The December
          1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company in excess of $8 million. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4 million in availability for future borrowings under the December 1997 Facility.

     b) Securicor has agreed pursuant to the Preferred Stock Purchase Agreement dated December 29, 1997, to purchase from the Company (subject to the approval of the Company's stockholders to authorize "blank check" preferred stock), approximately $12.4 million of a new series of preferred stock.
     c) Securicor has agreed pursuant to the Termination and Release dated December 29, 1997, to reimburse the Company approximately $2.6 million representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment in EFJ.

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