Form 10-Q
period 1997-12-31
INTEK DIVERSIFIED CORP
filed 1998-02-13
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended DECEMBER 31, 1997

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from                 to
                                 --------------        -------------

                       Commission File Number 0-9160

                        INTEK DIVERSIFIED CORPORATION
                (Exact name of registrant as specified in its charter)

            Delaware                                   04-2450145
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  214 CARNEGIE CENTER, SUITE 304                       08549-6237
  PRINCETON, NEW JERSEY
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number:                     (609) 419-1222

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

  The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of February 6, 1998, is 42,254,930 shares.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                         INTEK DIVERSIFIED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                  (Thousands)


                                     UNAUDITED
                                    December 31,   September 30,
                                        1997            1997
                                    ------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents           $  2,826       $  1,909
  Marketable securities                      -          8,148
  Accounts receivable, net
    of allowance for
    doubtful accounts of $901
    in December 1997 and $863
    in September 1997                    7,040          6,488
  Inventories                           12,662         12,289
  Taxation receivable from
    related parties                        537            779
  Amounts due from related
    parties                              2,721          3,922
  Prepaid expenses and
    other current assets                 2,139            894
                                      --------       --------
  Total current assets                  27,925         34,429
                                      --------       --------

PROPERTY AND EQUIPMENT, NET             22,542         21,555

OTHER ASSETS:
  Note receivable                          556            556
  Intangible assets, net                48,202         48,340
  Inventory-long term                    6,980          6,980
  Other                                    733            705
                                      --------       --------
TOTAL ASSETS                          $106,938       $112,565
                                      --------       --------
                                      --------       --------


The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Thousands)


                                         UNAUDITED
                                        December 31,  September 30,
                                            1997         1997
                                        ------------  --------------
CURRENT LIABILITIES:
  Bank overdraft                          $    897       $   120
  Accounts payable                           7,320         6,110
  Amounts due to related parties               713         2,005
  Accrued liabilities                        2,408         3,762
  Deferred income                              376           977
  Other                                        179           166
                                          --------       -------
    Total current liabilities               11,893        13,140
                                          --------       -------
NOTES PAYABLE-Related Party                 25,423        24,223
                                          --------       -------
CAPITAL LEASE LIABILITY                        338           354
                                          --------       -------
PREFERRED STOCK OF SUBSIDIARY-
  Mandatorily Redeemable                    21,371        20,559
                                          --------       -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value
    Authorized - 60,000,000 shares
    Issued - 42,905,012 at
    December 31, 1997 and
    42,398,096 at
    September 30, 1997                         429           424
  Capital in excess of par value           107,022       106,220
  Treasury stock, at cost
    513,082 shares at December 31, 1997
    and 465,582 shares at
    September 30, 1997                        (849)         (770)
  Deficit                                  (57,302)      (50,199)
  Currency translation adjustment           (1,387)       (1,386)
                                          --------       -------
TOTAL SHAREHOLDERS' EQUITY                  47,913        54,289
                                          --------       -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $106,938       $112,565
                                          --------       -------
                                          --------       -------

The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
                    RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
       INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Thousands, except share and per share amounts)


                                        Three Months Ended
                                            December 31,
                                    ----------------------------
                                        1997            1996
                                    -----------     ------------
Revenues
  Net product sales                 $     9,039     $     6,530
  Service income                            201             204
                                    -----------     -----------
Total revenues                            9,240           6,734
Costs and expenses:
  Cost of goods sold                      6,544           4,824
  Cost of services sold                   1,008             201
  Sales and marketing                     1,853             665
  Research and development                  633             858
  General and administrative              4,011           2,495
  Depreciation and amortization           1,329             651
                                    -----------     -----------
Operating loss                           (6,138)        (2,960)

Other income (expense):
  Interest                                 (683)           (570)
  Gain on sale of long term assets            -             756
  Other                                      16              38
                                    -----------     -----------
Loss before income taxes                 (6,805)         (2,736)
Income tax benefit                            -           1,506
                                    -----------     -----------
Net loss                                 (6,805)         (1,230)
Less preferred dividends                   (298)              -
                                    -----------     -----------
Net loss applicable to Common
  Shareholders                      $    (7,103)    $    (1,230)
                                    -----------     -----------
                                    -----------     -----------
Basic net loss per share            $     (0.17)    $     (0.04)
                                    -----------     -----------
                                    -----------     -----------
Weighted average number of
  common shares outstanding          42,056,269      29,346,064
                                    -----------     -----------
                                    -----------     -----------


The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
                    RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
       INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                (Thousands, except share and per share amounts)

                                               Three Months Ended
                                                  December 31,
                                              -------------------
                                                1997         1996
                                              --------     --------
Net loss                                      $(7,103)     $(1,230)

Foreign currency translation adjustments           (1)      (2,486)
                                              -------      -------
Comprehensive loss                            $(7,104)     $(3,716)
                                              -------      -------
                                              -------      -------




The accompanying notes are an integral part of these consolidated statements

                         INTEK DIVERSIFIED CORPORATION
                    RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
       INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                CONSOLIDATED STATEMENTS CASH FLOWS (Unaudited)
                (Thousands, except share and per share amounts)


                                                  Three Months Ended
                                                      December 31,
                                                 ----------------------
                                                   1997         1996
                                                 ----------   ---------
Cash flows from operating
activities:
  Net loss                                       $(6,805)     $(1,230)

  Adjustments to reconcile
  net loss to net cash
  used in operating activities:
    Depreciation and amortization                  1,329          649
    Loss (gain) on sale of long term assets            -         (756)
    Deferred income taxes                              -         (633)
Changes in assets and liabilities:
  Decrease (increase) in:
    Accounts receivable                             (481)         659
    Amounts due from related parties               1,302        3,224
    Notes receivable                                   -         (454)
    Inventories                                     (243)        (413)
    Income taxes receivable from related parties     262            -
    Prepaid expenses and other current assets       (556)      (1,127)
  Increase (decrease) in:
    Accounts payable                               1,068        1,460
    Amounts due to related parties                  (771)      (2,789)
    Accrued liabilities                           (1,350)        (489)
    Accrued liabilities to related parties          (490)           -
    Deferred income                                 (627)       1,354
    Taxes other than income taxes                    (25)         247
    Other                                             (1)         (50)
                                                 -------      -------
Total Adjustments                                   (583)         882
                                                 -------      -------
Net cash used in operating
activities                                        (7,388)        (348)


                         INTEK DIVERSIFIED CORPORATION
                    RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
       INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

          CONSOLIDATED STATEMENTS CASH FLOWS (Unaudited) (Continued)
                (Thousands, except share and per share amounts)


                                                       Three Months Ended
                                                           December 31,
                                                      ----------------------
                                                        1997         1996
                                                      ----------   ---------
Cash Flows From Investing Activities:
  Proceeds from sale of investment                      7,458             -
  Expenditures for property, plant & equipment, net    (1,338)       (1,971)
  Expenditures for FCC licenses                           (28)            -
  Expenditures for other long term assets                   4           (43)
  Notes receivable                                         16             -
  Proceeds from sale of long term assets                    -         2,200
                                                      -------       -------
Net cash provided by investing activities               6,112           186
                                                      -------       -------
Cash Flows From Financing Activities:
  Net change in bank overdraft                            778        (1,383)
  Capital lease payments                                  (15)            -
  Repurchase of shares                                    (79)            -
  Proceeds from long term debt-related party            1,200         2,691
  Repayment on long and short term debt                     -        (1,546)
                                                      -------       -------
  Net cash provided by (used in)
    financing activities                                1,884          (238)
                                                      -------       -------
Effect of foreign exchange rates on cash                  309             -
                                                      -------       -------
Net increase (decrease) in cash and cash equivalents      917          (400)
Cash and cash equivalents at beginning of period        1,909           417
Cash acquired in reverse acquisition                        -         1,572
                                                      -------       -------
Cash and cash equivalents at end of period            $ 2,826       $ 1,589
                                                      -------       -------
                                                      -------       -------
Supplemental disclosures of
  cash flow information:
    Cash paid for interest                            $    43       $   404
    Cash paid for income taxes                        $     -       $     -



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

     These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") used in the United States ("U.S."). Such accounting principles differ in certain respects from GAAP used in the United Kingdom ("U.K."), which is applied by Radiocoms for local and statutory financial reporting purposes.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented taken as a whole. These adjustments are of a normal and recurring nature. The results of the interim periods are not necessarily indicative of results to be expected for the entire year.

(2)  NEW ACCOUNTING POLICIES ADOPTED

     During the current quarter, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") number 128, "Earnings Per Share", SFAS number 129 "Disclosure Of Information About Capital Structure," and SFAS number 130 "Reporting Comprehensive Income."

(3)  FINANCIAL INSTRUMENTS

     The Company may periodically hedge foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At December 31, 1997, the Company had outstanding hedge contracts of Japanese Yen 233,518,000 to cover its firm foreign purchase commitments of Japanese Yen 278,330,000, leaving an exposed position of Japanese Yen 44,812,000 equating to $343,000. Additionally, at December 31, 1997, the Company's hedge contracts totaled $1,985,000 at the contracted rate and had a fair value of $1,804,000. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

(4)  MARKETABLE SECURITIES

     During fiscal 1997, the Company received stock of Transcrypt International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. During the current first quarter of fiscal 1998, the Company disposed of its investment in Transcrypt International, receiving net cash proceeds of approximately $7,400,000. The difference between the proceeds and the carrying value of $10,000,000 will be reimbursed by Securicor Communications Limited ("Securicor") (see note 14 "Related Party Borrowings").

(5)  SUMMARY OF NON-CASH ACTIVITIES

     The following summarizes the supplemental disclosure of non-cash operating, investing and financing activities:

     On December 4, 1997, the board of directors of the Company announced that it had allocated $1,000,000 for the repurchase of up to one percent of the Company's approximately 42 million outstanding shares of common stock of Intek, .01 par value ("Common Stock"). Purchases will be made from time to time in the open market, through block or privately negotiated transactions or otherwise. As of December 31, 1997, the Company had repurchased 47,500 shares at a cost of $79,000.

     During the first quarter of fiscal 1998, the Company issued an aggregate of 506,916 shares of Common Stock for the acquisition of Federal
Communications Commission ("FCC") licenses as follows:

     - The Company consummated two agreements with American Digital Corporation and 22 holders of licenses of 220MHz FCC licenses. This transaction is described fully in note 16, "Acquisition of New Systems." During the first quarter of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for book purposes.

     - The Company entered into purchase and sale agreements with 25 holders of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation. This transaction is described fully in note 16, "Acquisition of New Systems." During the first quarter of fiscal 1998, the Company issued 41,432 shares of stock as final payment for the acquisition of those licenses. The value of $75,000 for book purposes was accrued as of September 30, 1997.

(6)  INVENTORIES

     Inventories consist of the following (in thousands):

                                   December 31,     September 30,
                                        1997            1997
                                   ------------    -------------
     Raw materials                     $ 2,826          $ 4,020
     Work in progress                    1,872            1,311
     Finished goods                     14,944           13,938
                                       -------          -------
      Subtotal                          19,642           19,269

     Inventory not likely to be
       used or sold within one year     (6,980)          (6,980)
                                       -------          -------
      Total current inventories        $12,662          $12,289
                                       -------          -------
                                       -------          -------


(7)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                          December 31,   September 30,
                                              1997            1997
                                          ------------   -------------
     Land                                    $   412       $   402
     Buildings                                 3,091         3,008
     Site equipment                           13,926        13,206
     Production & test equipment               3,976         3,843
     Furniture, fixtures and computers         2,990         2,755
     Equipment held for rental                 4,698         4,163
                                             -------       -------
     Total property and equipment, at cost    29,093        27,377
      Less accumulated depreciation           (6,551)       (5,822)
                                             -------       -------
     Net property and equipment              $22,542       $21,555
                                             -------       -------
                                             -------       -------


(8)  INTANGIBLE ASSETS

     Intangible assets consists of the following (in thousands):

                                                             December 31,   September 30,
                                                                 1997          1997
                                                             ------------   ------------
     Excess of cost over fair value of net
      MUSA assets acquired                                      $ 9,755       $ 9,755
     Excess of cost over fair value of net
      Intek assets acquired in the reverse acquisition          $38,573       $38,573
     FCC licenses and management agreements acquired
      from third parties                                        $ 3,566       $ 2,899
                                                                -------       -------
     Total intangibles                                           51,894        51,227
      Less accumulated amortization                              (3,692)       (2,887)
                                                                -------       -------
     Net intangibles                                            $48,202       $48,340
                                                                -------       -------
                                                                -------       -------


     The excess of cost over fair value of net Intek assets acquired in the reverse acquisition represents the intangible value of FCC licenses and management agreements owned by Intek.

(9) BUSINESS SEGMENTS

     On December 3, 1996, the Company consummated the acquisition of all the issued and outstanding common stock of Radiocoms ("Radiocoms Acquisition"), a wholly-owned subsidiary of Securicor Communications Limited ("Securicor"). Prior to the Radiocoms Acquisition, the operations of Radiocoms were reported as a single segment. However, since the Radiocoms Acquisition, the Company has four reportable segments: communications services, equipment distribution, technology, and manufacturing. The communications services segment provides high quality wireless voice and data communications services in the U.S. and the U.K. The equipment distribution segment sells radio base stations, mobile radios, spare parts and accessories manufactured by the Company and by third parties. The technology segment conducts research and development for products and applications incorporating linear modulation. The manufacturing segment produces proprietary products incorporating linear modulation, and produces products and subassemblies on a contract basis for third parties.

SUMMARIZED FINANCIAL INFORMATION BY BUSINESS SEGMENT (IN THOUSANDS):

                                             Three Months Ended
                                                December 31,
                                         ------------------------
                                            1997           1996
                                         ---------       --------
 REVENUES FROM EXTERNAL CUSTOMERS:
   Communications services               $   201         $   204
   Equipment distribution                  6,143           3,458
   Manufacturing                           2,896           3,072
                                         -------         -------
                                           9,240           6,734
 REVENUES FROM OTHER SEGMENTS:
   Equipment distribution                    116               -
   Manufacturing                              98             278
                                         -------         -------
                                             214             278
                                         -------         -------
  TOTAL REVENUES                           9,454           7,012
                                         -------         -------
  INTER-SEGMENT ELIMINATIONS                (214)           (278)
                                         -------         -------
  CONSOLIDATED REVENUES                  $ 9,240         $ 6,734
                                         -------         -------
                                         -------         -------

                                            Three Months Ended
                                                December 31,
                                         ------------------------
                                            1997           1996
                                         ---------       --------
 NET PROFIT (LOSS):
   Communications services               $(2,951)       $   (403)
   Equipment distribution                   (776)           (301)
   Technology                             (1,216)         (1,181)
   Manufacturing                            (686)           (626)
   Other                                  (1,176)          1,338
                                         -------         -------
   TOTAL NET LOSS                         (6,805)         (1,173)
                                         -------         -------
   INTER-SEGMENT ELIMINATIONS                  -             (57)
                                         -------         -------
   CONSOLIDATED NET LOSS                 $(6,805)        $(1,230)
                                         -------         -------
                                         -------         -------

                                                Three Months Ended
                                                   December 31,
                                             ------------------------
                                                 1997           1996
                                              ---------       --------
 DEPRECIATION AND AMORTIZATION:
  Communications services                       $   779       $   253
  Equipment distribution                            379           207
  Technology                                         73            25
  Manufacturing                                      98           166
                                                -------      --------
  TOTAL DEPRECIATION AND AMORTIZATION             1,329           651
                                                -------      --------
  INTER-SEGMENT ELIMINATIONS                          -             -
                                                -------      --------
  CONSOLIDATED DEPRECIATION AND AMORTIZATION    $ 1,329       $   651
                                                -------      --------
                                                -------      --------

                                                Three Months Ended
                                                   December 31,
                                             ------------------------
                                                 1997           1996
                                              ---------       --------
 INTEREST INCOME (EXPENSE):
  Communications services                       $     2       $    7
  Equipment distribution                           (215)         (58)
  Technology                                        (89)        (258)
  Manufacturing                                     (44)        (250)
  Other                                            (337)         (11)
                                                -------      --------
  TOTAL INTEREST INCOME (EXPENSE)                  (683)        (570)
                                                -------      --------
  INTER-SEGMENT ELIMINATIONS                          -            -
                                                -------      --------
  CONSOLIDATED INTEREST INCOME (EXPENSE)        $  (683)      $ (570)
                                                -------      --------
                                                -------      --------


                                                         Three Months Ended
                                                             December 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------       --------
 INCOME TAX BENEFIT (EXPENSE):
  Communications services                                 $     -        $  (14)
  Equipment distribution                                        -            39
  Technology                                                    -           303
  Manufacturing                                                 -           545
  Other                                                         -           633
                                                          -------        ------
  TOTAL INCOME TAX BENEFIT (EXPENSE)                            -         1,506
                                                          -------        ------
  INTER-SEGMENT ELIMINATIONS                                    -             -
                                                          -------        ------
  CONSOLIDATED INCOME TAX BENEFIT (EXPENSE)               $     -        $1,506
                                                          -------        ------
                                                          -------        ------


                                                         Three Months Ended
                                                             December 31,
                                                        ------------------------
                                                          1997            1996
                                                        ---------       --------

 EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS:
  Communications services                                 $ 1,510       $    24
  Equipment distribution                                      452           375
  Technology                                                   91             -
  Manufacturing                                                48         1,611
  Other                                                        68           (39)
                                                          -------        ------
  TOTAL EXPENDITURES TO ACQUIRE LONG-LIVED ASSET            2,169         1,971
                                                          -------        ------
  INTER-SEGMENT ELIMINATIONS                                    -             -
                                                          -------        ------
  CONSOLIDATED EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS  $ 2,169       $ 1,971
                                                          -------        ------
                                                          -------        ------

 SEGMENT INFORMATION BY GEOGRAPHIC AREA:

     Revenues are attributed to geographic area by destination of the goods or services (e.g. U.K. revenues will comprise only those sales to U.K. customers. Radiocoms sales to external U.S. customers will be U.S. sales).


                                                Three Months Ended
                                                    December 31,
                                                 1997          1996
                                             ------------  -------------
  REVENUES FROM EXTERNAL CUSTOMERS:
   United States                                $ 3,300        $ 1,528
   United Kingdom                                 5,940          5,206
                                                -------        -------
   CONSOLIDATED REVENUES                          9,240          6,734
                                                -------        -------
  REVENUES BETWEEN GEOGRAPHIC AREAS:
   United States                                    214            278
                                                -------         ------
  ELIMINATIONS                                     (214)          (278)
                                                -------         ------
                                                $     0        $     0
                                                -------         ------
                                                -------         ------

                                             December 31,  September 31,
                                                 1997          1996
                                             ------------  -------------
 ASSETS:
  Communications services                    $ 55,064         $ 54,247
  Equipment distribution                       35,350           32,641
  Technology                                    1,272            1,218
  Manufacturing                                13,541           16,574
  Other                                         4,740           10,930
                                             --------         --------
  TOTAL ASSETS                                109,967          115,610
                                             --------         --------
  INTER-SEGMENT ELIMINATIONS                   (3,044)          (3,045)
                                             --------         --------
  CONSOLIDATED ASSETS                        $106,923         $112,565
                                             --------         --------
                                             --------         --------


                                      December 31,   September 31,
                                          1997           1996
                                      ------------   -------------
 LONG-LIVED ASSETS:
   Communications services               $53,757        $53,114
   Equipment distribution                 20,638         20,515
   Technology                              1,272          1,218
   Manufacturing                           4,450          4,465
   Other                                   1,590          1,519
                                        --------        -------
   TOTAL LONG-LIVED ASSETS                81,707         80,831
                                        --------        -------
   INTER-SEGMENT ELIMINATIONS             (2,694)        (2,695)
                                        --------        -------
   CONSOLIDATED LONG-LIVED ASSETS        $79,013        $78,136
                                        --------        -------
                                        --------        -------




  The Company has applied the principles of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" in the above presentation of Segment and Geographic Information.


(10) RELATED PARTY TRANSACTIONS

     Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with directors of the Company. John Simmonds, a director of the Company is affiliated with Simmonds Capital Limited ("SCL"), Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and Midland International Corporation ("MIC"), a wholly-owned subsidiary of SCL. Steven Wasserman, a director and Secretary of the Company, is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a director of the Company, is a partner of the law firm Kelly & Povich, P.C.

     Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director. For the three months ended December 31, 1997, the Company did not pay any directors fees and accrued $9,000 for unpaid directors fees.

     On September 19, 1996, the Company's Midland USA, Inc. ("MUSA") subsidiary entered into an agreement with MIC, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. During the three months ended December 31, 1997, MUSA paid $42,000 to MIC. This agreement continues on a month-to-month basis.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed, in connection with the Radiocoms Acquisition, to obtain certain support and administrative services for Radiocoms from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of Radiocoms during fiscal 1997. As of December 31, 1997, $666,000 of support and administrative service costs (including services of Edmund Hough, Intek's former Chief Executive Officer) were accrued, but unpaid.

     The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of $20,000 during the first quarter of fiscal 1998. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the Secretary of the Company.

     The law firm Kelly & Povich, P.C. performs legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. During the first quarter of fiscal 1998, Kelly & Povich, P.C. received fees of approximately $32,000.

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

     For details of related party borrowings, see note 14 "Related Party Borrowings."


(11) COMMITMENTS

     The Company has entered into 178 site leases for the housing of radio base station equipment and antenna systems related to the Roamer One network. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of December 31, 1997, total future minimum lease payments are as follows (in thousands):

          1998                    $1,474
          1999                     1,708
          2000                       897
          2001                       221
          2002                        39
          Thereafter                   7
                                  ------
                                  $4,346
                                  ------
                                  ------

     As of December 31, 1997, MUSA had a purchase commitment with its main supplier of radios to purchase $2,141,000 of inventory, see note 3. "Financial Instruments."


(12) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with various key employees. None of these agreements have terms exceeding two years and these agreements have varying expiration dates and provide for aggregate annual base compensation of approximately $1,500,000.

(13) THIRD PARTY BORROWINGS

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 though December 1999. Borrowing under the Credit Agreement is secured by the assets of MUSA and bears interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company intends to use borrowings under this Credit Agreement as security for letter of credit commitments on behalf of MUSA, thereby eliminating the use of the December 1997 Facility (defined below for letters of credit on behalf of MUSA and allowing availability under the 1997 December Facility to be used for general corporate cash flow requirements. As of December 31, 1997, there was no outstanding indebtedness under this new line of credit.

(14) RELATED PARTY BORROWINGS

     In December 1997, the Company entered into various agreements with Securicor as follows:

     a) A new loan agreement ("December 1997 Facility"), which replaces the prior agreements, provides the Company the ability to borrow up to $29,500,000 (including the outstanding indebtedness of $25,400,000). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4,000,000 in availability for future borrowings under the December 1997 Facility.
     b) Securicor has agreed pursuant to a Preferred Stock Purchase
        Agreement dated December 29, 1997 to purchase from the Company (subject to the approval of the Company's stockholders to authorize "blank check" preferred stock), approximately $12,400,000 of a new series of preferred stock.
     c) Securicor has agreed pursuant to a Termination and Release dated December 29, 1997 to reimburse the Company approximately $2,600,000, representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment in EFJ. During January 1998, Securicor reimbursed the Company in fulfillment of this obligation.

As a result of the above agreements, the December 31, 1997 related party borrowings will be repaid as follows (in thousands):

          Fiscal Year
          -----------
          1998                   $     -
          1999                         -
          2000                         -
          2001                     1,500
          2002                     7,500
          Thereafter              16,423
                                 -------
                                 $25,423
                                 -------
                                 -------

(15) PREFERRED STOCK OF SUBSIDIARY

     In December 1996, the Company consummated the Radiocoms Acquisition. Prior to the consummation of this transaction, Securicor forgave approximately $12,000,000 due it by Radiocoms and accepted 20,000 shares of $1,000 par value per share of preferred stock from Radiocoms ("Radiocoms Preferred Stock") for the remaining balance due. The preferred stock is mandatorily redeemable on June 30, 2006 and bears a dividend rate of 6%.


(16) ACQUISITION OF NEW SYSTEMS

     KRYSTAL SYSTEMS
     On November 11, 1996, the Company entered into an agreement to acquire from Krystal Systems, Inc. up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems"). Through December 31, 1997, the Company has paid $4,095,000 of the purchase price for 23 of the Krystal Systems. The remaining balance of $45,000 was accrued at December 31, 1997 and is due and payable upon receipt, and uncontested grant by the FCC, of the licenses to Roamer One. Applications for such transfers have been filed with the FCC and 22 assignments have been granted as of September 30, 1997. Applications can typically take between 30-120 days for processing by the FCC, however, no assurance can be made that the FCC will grant the remaining pending applications.

     AMERICAN DIGITAL CORPORATION
     During 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the equipment from ADC for total consideration equal to $1,925,000. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84,000); (b) issuance of approximately 682,735 shares of Common Stock (valued for purposes of the transaction at $1,250,000); (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301,000); (d) forgiveness of approximately $95,000 of debt owed by ADC to Radiocoms; (e) a cash payment of $119,000. Closing of such transactions (and payment of the purchase price) was to occur upon receipt of, and uncontested grant by the FCC, of the licenses to Roamer One. During the first quarter of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for book purposes.

     PAGERS PLUS
     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation ("PPC"). The agreements provide that the Company will acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price, in the aggregate, equal to 465,482 shares of Common Stock (valued for purposes of the transaction at $938,000) plus cash payments totaling $759,000. Closing of such transactions (and payment of the purchase price) occurs upon receipt of the uncontested grant by the FCC of the licenses to Roamer One. Such grants by the FCC occurred in late December 1997. During the first quarter of fiscal 1998, the Company issued 41,432 shares of Common Stock as final payment for the acquisition of those licenses. The value of $75,000 for book purposes was accrued as of September 30, 1997.

(17) LEGAL PROCEEDINGS

     The Company, Mr. David Neibert, the Company's executive vice president and Mr. Nicholas R. Wilson, a former Chairman of the Company ("Intek Defendants") were named with forty other defendants in a complaint (Scott, et al. Steingold, et al.) filed in U.S. District Court for the Northern District of Illinois on November 12th, 1997. The lawsuit purports to allege claims under the Racketeer Influenced Corrupt Organizations Act ("RICO"), the Securities Exchange Act of 1934 and various common law state claims in connection with the sale and marketing of interests in certain partnerships formed to operate specialized mobile radio ("SMR") systems. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file an amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint. The Intek Defendants have until March 3, 1998 to answer, move, or otherwise respond to the amended complaint. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

     On January 30, 1998, a related lawsuit was commenced in Illinois State Court by Consulting 220, Inc., on behalf of the Los Angeles II SMR Partnership (the "Partnership"), against Charlotte Scott (one of the plaintiffs in the SCOTT ET AL. v. STEINGOLD ET AL. action), her attorneys Gardiner, Koch & Hines and the Managing Partners of the Partnership alleging that Scott and the Managing Partners breached fiduciary duties to the Partnership and its partners by permitting Partnership money designated and reserved for Partnership operations to be used for prosecution of the SCOTT
v. STEINGOLD action. Plaintiff seeks a constructive trust of the Partnership monies allegedly provided to Scott's attorneys.


(18) SUBSEQUENT EVENTS

     The Company announced on January 13, 1998 that its Roamer One subsidiary entered into a letter of intent to acquire substantially all of the assets, for cash, of Wireless Plus, Inc., located in Hayward, California, the state's largest subscriber-based provider of 220MHz wireless services. This transaction, if completed, will establish Intek in the San Francisco market and substantially increase coverage and capacity for its existing operations in Southern California.

     The Company announced on February 12, 1998 that South Korea's Kukjae Electronics, Ltd. Co. ("Kukjae"), one of Korea's leading manufacturers of mobile radio equipment, has agreed to adopt the Company's patented LM Technology. The agreement will allow Kukjae to manufacture and sell LM-compatible radio products and operate narrowband radio networks based on LM Technology. Product distribution will include Korea and potentially other Asian markets. Among other things, the agreement calls for the Company to provide Kukjae with the equipment and technical assistance needed to develop a demonstration system to introduce LM Technology to Korean industry, academic and government authorities. Kukjae, a subsidiary of Unimo Corporation, is a manufacturer and distributor of radio and telecommunications equipment and a provider of system engineering services. With six facilities in South Korea, including headquarters in Seoul, Kukjae has offices in Tokyo, Los Angeles and Shenzhen, China. Its major products include portable and mobile radios, trunked radios, radio repeaters, closed-circuit TV and related systems, as well as secured communications equipment for naval and military applications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion sets forth certain factors which produced changes in the Company's results of operations during the three months ended December 31, 1997 (first quarter of fiscal 1998) as compared with the same period in 1996 (first quarter of fiscal 1997) as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes contained in Item 1 to this report and in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1997 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

     Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. The Annual Report contains a detailed description of such risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

     OVERVIEW
     The Company's mission is to create and supply spectrum efficient wireless technologies, products and services worldwide and to establish the Company as a dominant force in the communications business.

     The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One brand name on systems utilizing the Company's patented and proprietary linear modulation ("LM") technology ("LM Technology"). The Company's SMR sites cover 120 markets and a U.S. Population base of 175 million people and are referred to herein as the Roamer One Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One Network. Additionally, the Company also is developing new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio ("LMR") products including those utilizing LM Technology.

     The Company presently has in inventory a substantial number of completed 220 MHz base stations and 220 MHz radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to third parties and for utilization on the Roamer One Network. Other than for holders of several national licenses and non-nationwide systems within the American/Canadian border area as defined by the FCC, the mandatory construction dates for Phase I licenses have expired and the Company's marketing efforts for 220 MHz equipment in the U.S. are limited to the aforementioned license holders of unconstructed systems, currently licensed system operators who desire to upgrade their systems to LM, and the public safety market which it is expected will shortly become able, under FCC regulations, to construct 220 MHz systems. The Company redirected its marketing campaign of the Roamer One Network from a national campaign to a focused specific geographic campaign. The construction and expansion of the Roamer One Network, as well as equipment sales to third parties has been, and may continue to be, impacted by factors such as the Phase II Licensing auction by the FCC of additional 220 MHz licenses. The FCC announced a commencement date of May 19, 1998 for the Phase II Licensing auction. A delay in the auction would significantly hinder the Company's ability to reduce these inventory levels, especially through third party sales in the near term.

     The Company expects to incur substantial operating losses and have a negative cash flow from operations for approximately the next 2 years. This mainly results from operating, sales, marketing and general and administrative expenses related to the roll-out of the Roamer One Network as well as the Company's continuing investment in research and development related to LM Technology and products.

     RESULTS OF OPERATIONS
     Results of operations for the three months ended December 31, 1997 (YTD Fiscal 1997) include Radiocoms for the entire period but Roamer One, MUSA and corporate are only included from December 3, 1996.

     The following table sets forth, by the Company's various lines of business for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, the percentage of total revenue represented by certain Consolidated Statements of Operations data.

                                                            YTD             YTD
                                                           Fiscal          Fiscal
                                                            1998            1997
                                                           ------          ------
           Revenues:
             Communications Services                          2%             3%
             Equipment Distribution                          67%            51%
             Technology                                       -              -
             Manufacturing                                   31%            46%
                                                          ------           ----
             Consolidated                                   100%           100%
                                                          ------           ----

           Cost of Goods and Services Provided:
             Communications Services                        501%            99%
             Equipment Distribution                          70%            69%
             Technology                                       -              -
             Manufacturing                                   77%            80%
                                                          ------           ----
             Consolidated                                    82%            75%
                                                          ------           ----

           Other Operating Expenses:
             Communications Services                        680%            72%
             Equipment Distribution                          35%            33%
             Technology                                       -              -
             Manufacturing                                   37%            47%
             Corporate                                        -              -
                                                          ------           ----
             Consolidated                                    70%            60%
                                                          ------           ----

           Operating loss, before depreciation and
           amortization:
             Communications Services                      (1081%)          (70%)
                                                          ------           ----
             Equipment Distribution                          (3%)           (2%)
             Technology                                       -              -
             Manufacturing                                  (19%)          (25%)
             Corporate                                        -              -
                                                          ------           ----
             Consolidated                                   (52%)          (34%)

           Depreciation and Amortization                     14%            10%
                                                          ------           ----
           Operating Loss                                   (66%)          (44%)
                                                          ------           ----

THREE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 1996

     Because Securicor acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for the three months ended December 31, 1996 include the statements of Intek and its wholly-owned subsidiaries, Roamer One and MUSA from December 3, 1996 through December 31, 1996 and include the accounts of Radiocoms from October 1, 1996 through December 31, 1996. The consolidated statements for the three months ended December 31, 1997 include the accounts of Intek and all of its subsidiaries for the entire three months.

REVENUES

     COMMUNICATIONS SERVICES
     The Company redirected its direct marketing campaign for the Roamer One Network late in fiscal 1997 from a national campaign to a focused specific geographic campaign beginning with targeted businesses in four wide-area geographic markets. At December 31, 1997, Roamer One had approximately 2,200 subscribers compared to approximately 1,000 at September 30, 1997 and less than 100 at June 30, 1997. Subscriber revenues for the three months ended December 31, 1997 were $52,000.

     Subscribers to Relayfone, a public access mobile radio system operating from 10 sites in the U.K., numbered approximately 1,620 at December 31, 1997 compared to approximately 1,900 at December 31, 1996. The decrease was mainly due to the loss of a large Securicor affiliate account. The decrease in the number of subscribers resulted in a decline in revenues from $203,000 for the first quarter of fiscal 1997 to $149,000 for the comparable quarter of fiscal 1998.

     EQUIPMENT DISTRIBUTION
     Sales by the Company's U.S. equipment distribution business for the first quarter of fiscal 1998 were $3,282,000, of which $3,166,000 was to external customers and $116,000 was to related parties. Compared to the same period of fiscal 1997, sales were lower by 4%. Sales in fiscal 1997 were favorably impacted by improved deliveries of products to fill accumulated backorders, whereas sales in first quarter of fiscal 1998 returned to more normal levels. MUSA sales in the first quarter of fiscal 1998 were negatively impacted by late deliveries of a new line of radios from a major supplier. The supplier began to ship to MUSA on a timely basis in late December 1997. The Company's sale of LM related products to third parties for the three months ended December 31, 1997 totaled $285,000, as compared with the same period in the prior year when no LM related sales were made to third parties.

     For first quarter of fiscal 1998, Radiocoms had revenues from equipment distribution and related services of $2,895,000, a 50% increase from that reported for the first quarter of fiscal 1997. The increase is due to more focused management of the sales team, together with the addition of new Motorola hand-portable radios to the product line. Orders were obtained from a range of industries including local governmental authorities, large retail complexes, oil and gas.

     Equipment sales by Roamer One during the first quarter of fiscal 1998 were $82,000, compared to $443,000 for the comparable quarter in fiscal 1997. The buildout of Phase I 220MHz licenses is essentially complete. Sales of 220MHz repeater site equipment will be minimal until after the Phase II Licensing auctions by the FCC, which are scheduled to commence on May 19, 1998. While marketing will commence after the Phase II auction, there is no assurance that sales will be made to licensees.

     TECHNOLOGY
     No technology license fees were earned in either the first quarter of fiscal 1998 or the comparable quarter of fiscal 1997.

     MANUFACTURING
     U.K. contract manufacturing revenues were $2,994,000 for the three months ended December 31, 1998, of which $2,896,000 was to external customers and $98,000 was to related parties. This was a decline of 11% in total sales and 6% in third party sales over the comparable period of fiscal 1997. This shortfall was primarily due to lack of sales of LM products to third parties. During the first quarter of fiscal 1997, the Company had sales of $381,000 of LM equipment to third parties for Phase I 220 MHz license construction and had no such sales during the first quarter of fiscal 1998 as the mandatory construction dates for Phase I licenses expired prior to fiscal 1998. As of December 31, 1997, the order backlog was $4,779,000.

COST OF GOODS AND SERVICES PROVIDED

     COMMUNICATIONS SERVICES
     Cost of services includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. For the first quarter of fiscal 1998, Roamer One's site and technical support expenses were $935,000, compared to $124,000 for the comparable quarter of the prior year. This increase is due to the fact that Roamer One was only consolidated for 1 month in the quarter ended December 31, 1996, and is due to the incremental cost of additional sites, the cost of networking sites together and the cost of supporting subscribers, now the marketing campaign has begun.

     Relayfone's cost of service for the first quarter of fiscal 1998 was $73,000, a decline of 5% from the comparable period of fiscal 1997. Costs include licenses and site rentals which are fixed in nature and are not volume related.

     EQUIPMENT DISTRIBUTION
     For the first quarter of fiscal 1998, the Company's U.S. equipment business had a cost of sales of $2,131,000 (65% of sales). Cost of sales as a percentage of sales was favorably impacted by the rapidly growing strength of the U.S. Dollar against the Japanese Yen, up 7.8% compared to September 30, 1997, and up 12.8% as compared to the average rate of exchange during the same period in fiscal 1997, providing substantial reductions in the cost of products purchased in Japan.

     Radiocoms' cost of sales of $2,027,000 for the first quarter of fiscal 1998 was 70% of sales, compared to 65% for the comparable quarter of fiscal 1997. The increase was due to the mix of products sold and a low margin government contract and did not represent an overall cost increase.

     MANUFACTURING
     Cost of sales consists of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales decreased marginally to 82% for the first quarter of fiscal 1998, compared to 80% for the comparable quarter of fiscal 1997. More aggressive purchasing activities have been instigated to reduce future cost of sales.

OTHER OPERATING EXPENSES

     COMMUNICATIONS SERVICES
     Roamer One sales and marketing expenses are primarily salaries, travel and the preparation of promotional material. The selling expenses for the three months ended December 31, 1997 were $874,000. Sales and marketing expenses are increasing monthly due to the creation of a sales organization in connection with the loading of the Roamer One Network. Roamer One general and administrative expenses generally consist of salaries, consultants, office rent and insurance to support the management of the Roamer One Network. General and administrative expenses for the three months ended December 31, 1997 were $493,000.

     EQUIPMENT DISTRIBUTION
     MUSA selling expenses are primarily sales staff salaries and bonuses, travel, advertising and promotion, trade shows and the maintenance of a sourcing office in Asia. Selling expenses for the first quarter of fiscal 1998 were $621,000 (19% of related sales) as compared to $688,000 (20% of related sales) for the same period in fiscal 1997. General and administrative expenses are salaries, facilities costs, data processing charges and insurance. General administrative expenses for the first quarter of fiscal 1998 were $873,000 (26% of related sales) as compared to $802,000 (23% of related sales) for the same period in fiscal 1997. The Company anticipates that selling and general and administrative expenses, as a percentage of sales, will increase in fiscal 1998 as a result of its LM product sales and support efforts.

     Selling expenses at Radiocoms were $189,000 for the first quarter of fiscal 1998 or 25% lower than for the comparable quarter of fiscal 1997 as the sales staff headcount has declined and commission programs have been restructured. General and administrative expenses remained static at $453,000 due to a high bad debt reserve that is not expected to increase in the near future.

     MANUFACTURING
     Combined selling, general and administrative expenses totaled $1,070,000 for the first quarter of fiscal 1998, compared to $1,437,000 for the comparable quarter of fiscal 1997. The reduction was due to headcount reductions during the second half of fiscal 1997 and associated reduction of overhead.

     TECHNOLOGY
     Research and development expenses of $624,000 for the first quarter of fiscal 1998 were 27% lower than for the comparable quarter of fiscal 1997. This reduction was due to an increased focus on high priority projects and a reduction in use of sub-contract and consulting labor. General and administrative expenses increased to $430,000 for the first quarter of fiscal 1998 from $343,000 for the comparable quarter of fiscal 1997.

     CORPORATE
     Corporate expenses include salaries, consulting and management fees, legal and audit costs. General and administrative expenses for the three months ended December 31, 1997 were $869,000. Compensation expense represents the major component of this item as well as the cost of a corporate office.

OPERATING LOSS, BEFORE DEPRECIATION AND AMORTIZATION

     COMMUNICATIONS SERVICES
     Roamer One's loss for first quarter of fiscal 1998 was $2,250,000. This loss results from current subscriber count not being sufficient to offset the cost of the Roamer One Network's infrastructure and subscriber acquisition cost.

     Relayfone achieved a profit of $76,000 in the first quarter of fiscal 1998. This was a decline of $50,000 compared to a profit of $126,000 in the comparable quarter of fiscal 1997 as a result of the decline in average subscriber count on a high fixed cost base.

     EQUIPMENT DISTRIBUTION
     For the first quarter of fiscal 1998, the operating loss was $343,000 for the Company's U.S. equipment distribution business or 11% of related sales. This compares to an operating loss of $135,000 or 12% of sales for the comparable quarter of fiscal 1997.

     MANUFACTURING
     For the first quarter of fiscal 1998, the operating loss was $529,000 or 18% of sales, compared to an operating loss of $755,000 or 23% of sales for the comparable quarter of fiscal 1997.

     TECHNOLOGY
     For the first quarter of fiscal 1998, the operating loss was $1,054,000 as no license fees were earned in this quarter. For the comparable quarter of fiscal 1997, the operating loss was $1,201,000 and there were likewise no license fees earned.

DEPRECIATION AND AMORTIZATION
     Depreciation of fixed assets and amortization of the intangible assets related to the Radiocoms Acquisition and Midland Transaction were $1,329,000 and $651,000, respectively, for the first quarter of fiscal years 1998 and 1997. The 104% increase in depreciation expense for fiscal 1998 from that reported in the same period of the prior fiscal year results from the inclusion of Roamer One and MUSA plant and equipment in the fiscal 1998 calculation, together with the amortization of the intangible assets related to the Radiocoms Acquisition which did not begin until December 3, 1996. Other Income (Expense)

OTHER INCOME (EXPENSE)

     INTEREST
     Interest expense for the first quarter of fiscal 1998 was $740,000 which was offset by interest income of $57,000 for net interest expense of $683,000 compared to $570,000 for the comparable quarter of fiscal 1997. Of the interest expense, $47,000 related to borrowings from third parties and $693,000 related to borrowings from Securicor (of which $325,000 was added to principal and the balance is accrued).

     OTHER
     Other income of $16,000 is interest from notes related to the sale of a discontinued operation

NET LOSS
     The consolidated net loss for the first quarter of fiscal 1998 was $6,805,000. For the comparable quarter of fiscal 1997, the net loss was $1,230,000. However, fiscal 1997 included Radiocoms for the entire period but Roamer One, MUSA and corporate were only included for one month.

PREFERRED DIVIDENDS
     Pursuant to the terms of the Radiocoms Acquisition, $20,000,000 of inter-company balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms preferred stock with a par value of $1,000 per share. The intercompany balance in excess of the redemption value of the Radiocoms preferred shares was contributed to the capital account of Radiocoms. The preferred shares must be redeemed on June 30, 2006 and bear a dividend rate of 6%. Dividends of $1,000,000 relating to 1997 will be paid through the issuance of additional shares of preferred stock.

LOSS APPLICABLE TO COMMON SHAREHOLDERS
     After deducting unpaid dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common shareholders for first quarter of fiscal 1998 was $7,118,000.

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

     For the first quarter of fiscal 1998, the Company used $7,320,000 in cash for operating activities and $1,338,000 was spent for capital expenditures. Through its financing activities, the Company raised approximately $1,200,000 in gross proceeds from Securicor. The Company also borrowed $778,000 from bank lines of credit and received proceeds of $7,458,000 from the sale of its investment in EFJ.

     The Board of Directors of the Company also adopted a share repurchase plan whereby the officers of the Company are authorized to expend up to $1,000,000 to acquire up to 1% of the outstanding shares of Common Stock. Through February 6, 1998, the Company had acquired 184,500 shares of Common Stock in open market transactions.

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

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 through December 1999. Borrowing under the Credit Agreement is secured by the assets of MUSA and bears interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay inter-company indebtedness and repayment provisions related to change in control of MUSA. The Company intends to use borrowings under this Credit Agreement as security for letter of credit commitments on behalf of MUSA, thereby eliminating the use of the December 1997 Facility (defined below) for letters of credit on behalf of MUSA and allowing availability under the 1997 December Facility to be used for general corporate cash flow requirements. As of December 31, 1997, there was no outstanding indebtedness under this new line of credit.

     In December 1997, the Company entered into various agreements with Securicor as follows:

     A) A new loan agreement ("December 1997 Facility"), which replaces the prior agreements, provides the Company the ability to borrow up to $29,500,000 (including the outstanding indebtedness of $25,400,000). The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at December 31, 1997, the Company had approximately $4,000,000 in availability for future borrowings under the December 1997 Facility.

     B) Securicor has agreed pursuant to the Preferred Stock Purchase Agreement dated December 29, 1997 ("Preferred Stock Purchase Agreement"), to purchase from the Company (subject to the approval of the Company's stockholders to authorize "blank check" preferred stock) approximately $12,400,000 of a new series of preferred stock.

     C) Securicor has agreed pursuant to the Termination and Release dated December 29, 1997 ("Termination and Release"), to reimburse the Company approximately $2,600,000, representing the difference between the Company's carrying value of its investment in EFJ and the proceeds received upon the ultimate disposition of the investment in EFJ.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

     The Company, Mr. David Neibert, the Company's executive vice president and Mr. Nicholas R. Wilson, a former Chairman of the Company ("Intek Defendants") were named with forty other defendants in a complaint (Scott, et al. Steingold, et al.) filed in U.S. District Court for the Northern District of Illinois on November 12th, 1997. The lawsuit purports to allege claims under the Racketeer Influenced Corrupt Organizations Act ("RICO"), the Securities Exchange Act of 1934 and various common law state claims in connection with the sale and marketing of interests in certain partnerships formed to operate specialized mobile radio ("SMR") systems. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file an amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint. The Intek Defendants have until March 3, 1998 to answer, move, or otherwise respond to the amended complaint. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

     On January 30, 1998, a related lawsuit was commenced in Illinois State Court by Consulting 220, Inc., on behalf of the Los Angeles II SMR Partnership (the "Partnership"), against Charlotte Scott (one of the plaintiffs in the SCOTT ET AL. v. STEINGOLD ET AL. action), her attorneys Gardiner, Koch & Hines and the Managing Partners of the Partnership alleging that Scott and the Managing Partners breached fiduciary duties to the Partnership and its partners by permitting Partnership money designated and reserved for Partnership operations to be used for prosecution of the SCOTT
v. STEINGOLD action. Plaintiff seeks a constructive trust of the Partnership monies allegedly provided to Scott's attorneys.

Item 2.   Changes In Securities.
          (a)  None.
          (b)  None.
          (c)  Recent Sales of Unregistered Securities

                    During the first quarter of fiscal 1998, the Company issued an aggregate of 506,916 shares of Common Stock for the acquisition of FCC licenses as follows:
                    1. The Company consummated two agreements with American Digital Corporation and 22 holders of licenses of 220MHz FCC licenses. This transaction is described fully in Item 1. FINANCIAL STATEMENTS. Note 16, "Acquisition of New Systems." During the first quarter of fiscal 1998, the Company issued, under Section 4(2) of the Securities Act of 1933, as amended
                         (the "Securities Act"), an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses.

                    2. The Company entered into purchase and sale agreements with 25 holders of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation. This transaction is described fully in Item 1. FINANCIAL STATEMENTS.
                         Note 16, "Acquisition of New Systems." During the first quarter of fiscal 1998, the Company issued 41,432 shares of stock, under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as final payment for the acquisition of those licenses.

          (d)  Not applicable.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.
         (a)


Exhibit No.
-----------
3.1(i)       Articles of Incorporation of Intek Diversified
             Corporation (the "Registrant").                               (2)

3.1(ii)      By-Laws of the Registrant.                                    (2)

10           Material contracts                                            (3)

11           Statement re computation of per share earnings.               (3)

12           Statement re computation of ratios.                           (3)

15           Letter re unaudited interim financial information             (3)

21           Subsidiaries                                                  (4)

22           Published Report regarding matters submitted to vote
             of security holders                                           (3)

27           Financial Data Schedule                                       (1)

(1)   Included in this Report.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3)   Not Required
(4) This exhibit is contained in the Registrant's Annual Report for the year ended September 30, 1997, filed with the Commission on January 13, 1998 (Commission File No. 0-9160), and incorporated herein by reference.

     (b)  Reports on Form 8-K.
          None.

         INTEK DIVERSIFIED CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:    February 13, 1998


INTEK DIVERSIFIED CORPORATION




By:  /s/ D. Gregg Marston
     ---------------------------------------
     D. Gregg Marston
     Vice President, Finance