Form 10-Q
period 1998-03-31
INTEK GLOBAL CORP
filed 1998-05-15
CIK 50977

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     -------------

                       Commission File Number 0-9160

                          INTEK GLOBAL CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                                           04-2450145
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

214 CARNEGIE CENTER, SUITE 304                                08549-6237
PRINCETON, NEW JERSEY
WWW.INTEKGLOBAL.COM
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:                             (609) 419-1222

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of May 8, 1998, is 41,902,430 shares.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              INTEK GLOBAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                                    (Thousands)

                                                (UNAUDITED)
                                                   March 31,  September 30,
                                                        1998           1997
                                               -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                    $       1,468  $       1,909
  Marketable securities                                    -          8,148
  Accounts receivable, net of allowance for
   doubtful accounts of $820 in March 1998
   and $863 in September 1997                          5,572          6,488
  Inventories                                         13,243         12,289
  Taxation receivable from related parties               545            779
  Amounts due from related parties                     2,059          3,922
  Prepaid expenses and other current assets            1,979            894
                                               -------------  -------------
  Total current assets                                24,866         34,429
                                               -------------  -------------

PROPERTY AND EQUIPMENT, NET                           24,088         21,555

OTHER ASSETS:
  Note receivable                                        440            556
  Intangible assets, net                              53,107         48,340
  Inventory-long term                                  5,766          6,980
  Other                                                  772            705
                                               -------------  -------------
TOTAL ASSETS                                   $     109,039  $     112,565
                                               -------------  -------------
                                               -------------  -------------

 The accompanying notes are an integral part of these consolidated statements

                              INTEK GLOBAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                    (Thousands)

                                                  (UNAUDITED)
                                                   March 31,  September 30,
                                                        1998           1997
                                               -------------  -------------
CURRENT LIABILITIES:
  Bank overdraft                               $         903  $         120
  Accounts payable                                     5,419          6,110
  Amounts due to related parties                       2,490          2,005
  Accrued liabilities                                  5,993          3,762
  Deferred income                                        279            977
  Notes payable                                        3,026              -
  Other                                                  137            166
                                               -------------  -------------
    Total current liabilities                         18,247         13,140
                                               -------------  -------------
NOTES PAYABLE:
  Related Party                                       16,015         24,223
  Other                                                1,626              -
                                               -------------  -------------
    Total notes payable                               17,641         24,223
                                               -------------  -------------
CAPITAL LEASE LIABILITY                                   76            354
                                               -------------  -------------
PREFERRED STOCK-Mandatorily Redeemable
  Of Parent Corporation                               12,408              -
  Of Subsidiary                                       21,867         20,559
                                               -------------  -------------
    Total preferred stock                             34,275         20,559
                                               -------------  -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value
    Authorized - 60,000,000 shares
    Issued - 42,905,012 at March 31, 1998 and
     42,398,096 at September 30, 1997                    429            424
  Capital in excess of par value                     107,097        106,220
  Treasury stock, at cost
   1,002,582 shares at March 31, 1998
   and 465,582 shares at September 30, 1997           (2,099)          (770)
  Deficit                                            (65,069)       (50,199)
  Accumulated other comprehensive loss                (1,558)        (1,386)
                                               -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                            38,800         54,289
                                               -------------  -------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                      $     109,039  $     112,565
                                               -------------  -------------
                                               -------------  -------------

    The accompanying notes are an integral part of these consolidated statements

                              INTEK GLOBAL CORPORATION
                      RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
         INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Thousands, except share and per share amounts)

                                                    Three Months Ended            Six Months Ended
                                                        March 31,                     March 31,
                                               ----------------------------  ----------------------------
                                                        1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
Revenues
     Net product sales                         $       5,016  $      10,314  $      14,055        $16,844
     Service income                                    3,027            197          3,228            401
                                               -------------  -------------  -------------  -------------
Total revenues                                         8,043         10,511         17,283         17,245

Costs and expenses:
     Cost of goods sold                                3,890         10,106         10,434         14,930
     Cost of services sold                             2,602            709          3,610            910
     Sales and marketing                               2,229            733          4,082          1,398
     Research and development                            532            855          1,165          1,713
     General and administrative                        3,937          4,233          7,948          6,728
     Depreciation and amortization                     1,619          1,228          2,948          1,879
                                               -------------  -------------  -------------  -------------
Operating loss                                        (6,766)        (7,353)       (12,904)       (10,313)

Other income (expense):
     Interest                                           (721)        (1,180)        (1,404)        (1,750)
     Gain on sale of long term assets                      -             39              -            795
     Other                                                15            (38)            31              -
                                               -------------  -------------  -------------  -------------
Loss before income taxes                              (7,472)        (8,532)       (14,277)       (11,268)
Income tax benefit (expense)                               -             (3)             -            630
                                               -------------  -------------  -------------  -------------
Net loss                                              (7,472)        (8,535)       (14,277)       (10,638)
Less preferred dividends                                (295)          (400)          (593)          (400)
                                               -------------  -------------  -------------  -------------
Net loss applicable to Common
     Shareholders                              $      (7,767) $      (8,935) $     (14,870) $     (11,038)
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Basic and diluted net loss per share           $       (0.18) $       (0.22) $       (0.35) $       (0.32)
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------
Weighted average number of
     common shares outstanding                    42,201,852     40,194,470     42,128,258     34,707,337
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated statements

                              INTEK GLOBAL CORPORATION
                      RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
         INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                  (Thousands, except share and per share amounts)

                                                    Three Months Ended            Six Months Ended
                                                         March 31,                    March 31,
                                               ----------------------------  ----------------------------
                                                        1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
Net loss applicable to common shareholders     $      (7,767) $      (8,935) $     (14,870) $     (11,038)

Other Comprehensive Loss:
     Foreign currency translation adjustments           (171)        (1,596)          (172)        (1,775)
                                               -------------  -------------  -------------  -------------

Comprehensive loss                             $      (7,938) $     (10,531) $     (15,042) $     (12,813)
                                               -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------

 The accompanying notes are an integral part of these consolidated statements

                              INTEK GLOBAL CORPORATION
                      RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
         INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                   CONSOLIDATED STATEMENTS CASH FLOWS (Unaudited)
                  (Thousands, except share and per share amounts)

                                                                 Six Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                                   1998           1997
                                                          -------------  -------------
Cash flows from operating
activities:
  Net loss                                                $     (14,277) $     (10,638)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                2,948          1,876
     Loss (gain) on sale of long term assets                          -           (756)
     Deferred income taxes                                            -           (633)
     Imputed interest on convertible debt
         Debt and warrants                                            -          1,038
     Interest added to principal                                  2,170            311
  Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable                                          1,017          8,352
     Amounts due from related parties                             1,977              -
     Notes receivable                                                33           (445)
     Inventories                                                    700         (1,273)
     Income taxes receivable from related parties                   261              -
     Prepaid expenses and other current assets                     (409)        (4,603)
  Increase (decrease) in:
     Accounts payable                                              (161)         2,276
     Amounts due to related parties                                 304         (2,485)
     Accrued liabilities                                          1,709         (1,121)
     Deferred income                                               (724)         1,951
     Taxes other than income taxes                                  (18)           149
     Other                                                          (39)           (96)
                                                          -------------  -------------
Total Adjustments                                                 9,768          4,541
                                                          -------------  -------------
Net cash used in operating
activities                                                       (4,509)        (6,097)

                              INTEK GLOBAL CORPORATION
                      RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
         INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

             CONSOLIDATED STATEMENTS CASH FLOWS (Unaudited) (Continued)
                  (Thousands, except share and per share amounts)

                                                                 Six Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                                   1998           1997
                                                          -------------  -------------
Cash Flows From Investing Activities:
  Proceeds from sale of investments                               7,458              -
  Expenditures for property, plant & equipment, net              (3,453)        (2,333)
  Expenditures for FCC licenses                                  (5,707)          (168)
  Expenditures for other long term assets                          (222)           (68)
  Notes receivable                                                  116              -
  Proceeds from sale of long term assets                              -          2,200
                                                          -------------  -------------
Net cash provided by (used in) investing activities              (1,808)          (369)
                                                          -------------  -------------
Cash Flows From Financing Activities:
  Net change in bank overdraft                                      893         (1,046)
  Capital lease payments                                           (277)             -
  Repurchase of shares                                           (1,329)             -
  Proceeds from short term debt                                   2,915              -
  Proceeds from long term debt-related party                      2,000          4,781
  Proceeds from long term debt-other                              1,656          4,000
  Repayment on long and short term debt                               -         (1,346)
                                                          -------------  -------------
  Net cash provided by financing activities                       5,858          6,389
                                                          -------------  -------------
Effect of foreign exchange rates on cash                             18           (434)
                                                          -------------  -------------
Net decrease in cash and cash equivalents                          (441)          (511)

Cash and cash equivalents at beginning of period                  1,909            417

Cash acquired in reverse acquisition                                  -          1,572
                                                          -------------  -------------
Cash and cash equivalents at end of period                $       1,468  $       1,478
                                                          -------------  -------------
                                                          -------------  -------------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                  $          60  $         126
  Cash paid for income taxes                              $           -  $           -

 The accompanying notes are an integral part of these consolidated statements

                      INTEK GLOBAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Intek Global Corporation (the "Company" or "Intek"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the period ended September 30, 1997.

     These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") used in the United States ("U.S."). Such accounting principles differ in certain respects from GAAP used in the United Kingdom ("U.K."), which is applied by the Company's Securicor Radiocoms Limited ("Radiocoms") subsidiary for local and statutory financial reporting purposes.

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

(2)  NEW ACCOUNTING POLICIES ADOPTED

     During the current fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") number 128, "Earnings Per Share", SFAS number 129 "Disclosure Of Information About Capital Structure," and SFAS number 130 "Reporting Comprehensive Income."

(3)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

(4)  FINANCIAL INSTRUMENTS

     The Company may periodically hedge foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At March 31, 1998, the Company had outstanding hedge contracts of Japanese Yen 260,000,000 to cover its firm foreign purchase commitments of Japanese Yen 294,077,000, leaving an exposed position of Japanese Yen 34,077,000 equating to $256,000. Additionally, at March 31, 1998, the Company's hedge contracts totaled $2,081,000 at the contracted rate and had a fair value of $1,952,000. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

(5)  MARKETABLE SECURITIES

     During fiscal 1997, the Company received stock of Transcrypt
International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. During the first half of fiscal 1998, the Company disposed of its investment in

Transcrypt International, receiving net cash proceeds of approximately $7,400,000. The difference between the proceeds and the carrying value of $10,000,000 was reimbursed during the first half of fiscal 1998 by Securicor Communications Limited ("Securicor").

(6)  SUMMARY OF NON-CASH ACTIVITIES

     The following summarizes the supplemental disclosure of non-cash operating, investing and financing activities:

     On December 4, 1997, the board of directors of the Company announced that it had authorized management to expend up to $1,000,000 to acquire up to one percent of the Company's approximately 42 million outstanding shares of common stock of Intek, $0.01 par value ("Common Stock"). As of March 31, 1998, the Company had repurchased 184,500 shares in the open market at a cost of $359,000. In March, 1998, Intek repurchased 352,500 shares at $2.75 per share from Simmonds Capital Limited ("SCL") in a private transaction. Payment for the shares was made through a combination of cash and notes. The repurchase from SCL, part of a board-authorized expansion and completion of the program, brings total shares repurchased to 537,000, at an average price of $2.47 per share.

     During the first half of fiscal 1998, the Company issued an aggregate of 506,916 shares of Common Stock for the acquisition of Federal Communications Commission ("FCC") licenses as follows:

     - The Company consummated two agreements with American Digital Corporation and 22 holders of licenses of 220MHz FCC licenses. This transaction is described fully in note 17, "Acquisition of New Systems." During the first half of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for financial reporting purposes.

     - The Company entered into purchase and sale agreements with 25 holders of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation. This transaction is described in note 17, "Acquisition of New Systems." During the first half of fiscal 1998, the Company issued 41,432 shares of stock as final payment for the acquisition of those licenses. The value of $75,000 for financial reporting purposes was accrued as of September 30, 1997.

(7)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                    March 31,   September 30,
                                                        1998             1997
                                                 (Unaudited)
                                               -------------    -------------
     Raw materials                             $       8,826    $       4,020
     Work in progress                                  2,206            1,311
     Finished goods                                    7,977           13,938
                                               -------------    -------------
       Subtotal                                       19,009           19,269

     Inventory not likely to be used
      or sold within one year                         (5,766)          (6,980)
                                               -------------    -------------
       Total current inventories               $      13,243    $      12,289
                                               -------------    -------------
                                               -------------    -------------

(8)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                    March 31,   September 30,
                                                        1998             1997
                                                 (Unaudited)
                                               -------------    -------------
     Land                                      $         416    $         402
     Buildings                                         3,145            3,008
     Site equipment                                   14,932           13,206
     Production & test equipment                       3,959            3,843
     Furniture, fixtures and computers                 3,509            2,755
     Equipment held for rental                         5,466            4,163
                                               -------------    -------------
     Total property and equipment, at cost            31,427           27,377
       Less accumulated depreciation                  (7,339)          (5,822)
                                               -------------    -------------
     Net property and equipment                $      24,088    $      21,555
                                               -------------    -------------
                                               -------------    -------------

(9)  INTANGIBLE ASSETS

     Intangible assets consists of the following (in thousands):

                                                             March 31,       September 30,
                                                                  1998                1997
                                                           (Unaudited)
                                                         -------------       -------------
     Excess of cost over fair value of net
      Midland USA, Inc. assets acquired                  $       9,755       $       9,755
     Excess of cost over fair value of net
      Intek assets acquired in the reverse acquisition   $      38,573       $      38,573
     FCC licenses and management agreements acquired
      from third parties                                 $       9,320       $       2,899
                                                         -------------       -------------
     Total intangibles                                          57,648              51,227
       Less accumulated amortization                            (4,541)             (2,887)
                                                         -------------       -------------
     Net intangibles                                     $      53,107       $      48,340
                                                         -------------       -------------
                                                         -------------       -------------

     The excess of cost over fair value of net Intek assets acquired in the reverse acquisition represents the intangible value of FCC licenses and management agreements owned by Intek.

(10) BUSINESS SEGMENTS

     On December 3, 1996, the Company consummated the acquisition of all the issued and outstanding common stock of Radiocoms ("Radiocoms Acquisition"), a wholly-owned subsidiary of Securicor. Prior to the Radiocoms Acquisition, the operations of Radiocoms were reported as a single segment. However, since the Radiocoms Acquisition, the Company has four reportable segments: communications services, equipment distribution, technology, and manufacturing. The communications services segment provides high quality wireless voice and data communications services in the U.S. and the U.K. The equipment distribution segment sells radio base stations, mobile radios, spare parts and accessories manufactured by the Company and by third parties. The technology segment conducts research and development for products and applications incorporating linear modulation. The manufacturing segment produces proprietary products incorporating linear modulation, and produces products and subassemblies on a contract basis for third parties.

SUMMARIZED FINANCIAL INFORMATION BY BUSINESS SEGMENT (IN THOUSANDS):

                                                     Six Months Ended
                                                         March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   REVENUES FROM EXTERNAL CUSTOMERS:
     Communications services                  $          471    $         401
     Equipment distribution                           11,759           10,895
     Technology                                           10                -
     Manufacturing                                     5,043            5,949
                                              --------------    -------------
                                                      17,283           17,245

   REVENUES FROM OTHER SEGMENTS:
     Equipment distribution                            1,117                -
     Manufacturing                                       499           11,297
                                              --------------    -------------
                                                       1,616           11,297
                                              --------------    -------------
     TOTAL REVENUES                                   18,899           28,542
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                       (1,616)         (11,297)
                                              --------------    -------------
     CONSOLIDATED REVENUES                    $       17,283    $      17,245
                                              --------------    -------------
                                              --------------    -------------

                                                     Six Months Ended
                                                         March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   NET LOSS:
     Communications services                  $       (7,558)   $      (1,193)
     Equipment distribution                           (1,182)          (1,794)
     Technology                                       (2,172)          (2,535)
     Manufacturing                                    (1,457)          (1,927)
     Other                                            (1,980)            (185)
                                              --------------    -------------
     TOTAL NET LOSS                                  (14,349)          (7,634)
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                           72           (3,004)
                                              --------------    -------------
     CONSOLIDATED NET LOSS                    $      (14,277)   $     (10,638)
                                              --------------    -------------
                                              --------------    -------------

                                                     Six Months Ended
                                                         March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   DEPRECIATION AND AMORTIZATION:
     Communications services                  $        2,031    $          71
     Equipment distribution                              453            1,422
     Technology                                          154               50
     Manufacturing                                       276              336
     Other                                                34                -
                                              --------------    -------------
     TOTAL DEPRECIATION AND AMORTIZATION               2,948            1,879
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                            -                -
                                              --------------    -------------
     CONSOLIDATED DEPRECIATION AND
      AMORTIZATION                            $        2,948    $       1,879
                                              --------------    -------------
                                              --------------    -------------

                                                    Six Months Ended
                                                         March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
  INTEREST EXPENSE:
     Communications services                  $         (880)   $           9
     Equipment distribution                             (463)            (225)
     Technology                                            -                -
     Manufacturing                                      (205)            (473)
     Other                                               144           (1,061)
                                              --------------    -------------
     TOTAL INTEREST EXPENSE                           (1,404)          (1,750)
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                            -                -
                                              --------------    -------------
     CONSOLIDATED INTEREST EXPENSE            $       (1,404)   $      (1,750)
                                              --------------    -------------
                                              --------------    -------------

                                                    Six Months Ended
                                                        March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   INCOME TAX BENEFIT:
     Communications services                  $            -    $           -
     Equipment distribution                                -                -
     Technology                                            -                -
     Manufacturing                                         -                -
     Other                                                 -              630
                                              --------------    -------------
     TOTAL INCOME TAX BENEFIT                              -              630
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                            -                -
                                              --------------    -------------
     CONSOLIDATED INCOME TAX BENEFIT          $            -    $         630
                                              --------------    -------------
                                              --------------    -------------

                                                    Six Months Ended
                                                        March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS:
     Communications services                  $        9,118    $      38,825
     Equipment distribution                            1,333              (54)
     Technology                                          172              685
     Manufacturing                                       246              115
     Other                                                 5                -
                                              --------------    -------------
     TOTAL EXPENDITURES TO ACQUIRE
      LONG-LIVED ASSETS                               10,874           39,571
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                            -             (272)
                                              --------------    -------------
     CONSOLIDATED EXPENDITURES TO ACQUIRE
      LONG-LIVED ASSETS                       $       10,874    $      39,299
                                              --------------    -------------
                                              --------------    -------------

SEGMENT INFORMATION BY GEOGRAPHIC AREA:

     Revenues are attributed to geographic area by destination of the goods or services (e.g. U.K. revenues will comprise only those sales to U.K. customers. Radiocoms sales to external U.S. customers will be U.S. sales).

                                                     Six Months Ended
                                                         March 31,
                                              -------------------------------
                                                        1998             1997
                                              --------------    -------------
   REVENUES FROM EXTERNAL CUSTOMERS:
     United States                            $        6,792    $       6,549
     United Kingdom                                   10,491           10,696
                                              --------------    -------------
     CONSOLIDATED REVENUES                            17,283           17,245
                                              --------------    -------------

   REVENUES BETWEEN GEOGRAPHIC AREAS:
     United States                                     1,616           11,297
                                              --------------    -------------
   ELIMINATIONS                                       (1,616)         (11,297)
                                              --------------    -------------
                                              $            0    $           0
                                              --------------    -------------
                                              --------------    -------------

                                                   March 31,    September 30,
                                                        1998             1997
                                              --------------    -------------
   ASSETS:
     Communications services                  $       61,711    $      54,247
     Equipment distribution                           33,181           32,641
     Technology                                        1,645            1,218
     Manufacturing                                    12,099           16,574
     Other                                             3,375           10,930
                                              --------------    -------------
     TOTAL ASSETS                                    112,011          115,610
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                       (2,972)          (3,045)
                                              --------------    -------------
     CONSOLIDATED ASSETS                      $      109,039    $     112,565
                                              --------------    -------------
                                              --------------    -------------

                                                   March 31,    September 30,
                                                        1998             1997
                                              --------------    -------------
   LONG-LIVED ASSETS:
     Communications services                  $       60,414    $      53,114
     Equipment distribution                           18,581           20,515
     Technology                                        1,283            1,218
     Manufacturing                                     4,531            4,465
     Other                                             1,574            1,519
                                              --------------    -------------
     TOTAL LONG-LIVED ASSETS                          86,383           80,831
                                              --------------    -------------
     INTER-SEGMENT ELIMINATIONS                       (2,210)          (2,695)
                                              --------------    -------------
     CONSOLIDATED LONG-LIVED ASSETS           $       84,173    $      78,136
                                              --------------    -------------
                                              --------------    -------------

     The Company has applied the principles of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" in the above presentation of Segment and Geographic Information.

(11) RELATED PARTY TRANSACTIONS

     Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with directors of the Company. John Simmonds, a director of the Company is affiliated with SCL, Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and Midland International Corporation ("MIC"), a wholly-owned subsidiary of SCL. Steven Wasserman, a director and Secretary of the Company, is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a director of the Company, is a partner of the law firm Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C.

     Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting up to a maximum of $10,000 per director. For the six months ended March 31, 1998, the Company paid directors fees of $60,000.

     On September 19, 1996, the Company's Midland USA, Inc. ("MUSA") subsidiary entered into an agreement with MIC, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. During the six months ended March 31, 1998, MUSA paid $56,000 to MIC. This agreement was terminated by MUSA effective January 31, 1998.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed, in connection with the Radiocoms Acquisition, to obtain certain support and administrative services for Radiocoms from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of Radiocoms during fiscal 1997. As of March 31, 1998, $691,000 of support and administrative service costs (including services of Edmund Hough, Intek's former Chief Executive Officer) were included in amounts due to related parties, but unpaid.

     The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of $72,000 during the first half of fiscal 1998. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the Secretary of the Company.

     The law firm Kelly & Povich, P.C. performed legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. During the first half of fiscal 1998, Kelly & Povich, P.C. received fees of approximately $91,000.

     In March 1998, Intek repurchased 352,500 shares at $2.75 per share from SCL in a private transaction. Pursuant to the terms of the transaction, Intek paid SCL cash in the amount of $528,750 and notes in the aggregate amount of $440,625. The notes are non-interest bearing and are due and payable on December 15, 1998.

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

     For details of related party borrowings, see note 15 "Related Party Borrowings."

(12) COMMITMENTS

     The Company has entered into 240 site leases for the housing of radio base station equipment and antenna systems related to the Roamer One Network. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of March 31, 1998, total future minimum lease payments are as follows (in thousands):

                   1998                            $  1,056
                   1999                               1,926
                   2000                               1,016
                   2001                                 285
                   2002                                  77
                   Thereafter                            29
                                                   --------
                                                   $  4,389
                                                   --------
                                                   --------

     As of March 31, 1998, MUSA had a purchase commitment with its main supplier of radios to purchase $2,880,000 of inventory, see note 4. "Financial Instruments."

(13) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with various key employees. None of these agreements have terms exceeding two years and these agreements have varying expiration dates and provide for aggregate annual base compensation of approximately $1,500,000.

(14) THIRD PARTY BORROWINGS

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 through December 1999. Borrowings under the Credit Agreement are secured by the assets of MUSA and bear interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company intends to use the Credit Facility for issuance of letter of credit commitments on behalf of MUSA, and for borrowings for working capital. As of March 31, 1998, there was indebtedness of $1,265,000 under this line of credit.

(15)  RELATED PARTY BORROWINGS

     In December 1997, the Company entered into various agreements with Securicor as follows:

     a) A loan agreement ("December 1997 Facility"), which replaced the prior agreements, provides the Company the ability to borrow up to $29,500,000. The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Interest is accrued each month and on June 30 of each year added to the principal amount outstanding at such time. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at March 31, 1998, the Company had approximately $13,485,000 in availability for future borrowings under the December 1997 Facility.

     b) Effective March 1, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $12,408,000. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Facility. The liquidation value of the Series
          A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of eleven and one-half (11 1/2%) percent of the original issue price of $1,000 per share and are cumulative. Dividend payments are due upon the conversion or redemption of the Series A Preferred Stock. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if the market price of Common Stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Common Stock or distribution of a material portion of Intek's assets to the holders of Common Stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law.

     As a result of the above agreements, the March 31, 1998 related party borrowings will be repaid as follows (in thousands):

          Fiscal Year
          --------------
          1998                                       $          -
          1999                                                  -
          2000                                                  -
          2001                                              1,500
          2002                                              7,500
          Thereafter                                        7,015
                                                     ------------
                                                     $     16,015
                                                     ------------
                                                     ------------

(16) PREFERRED STOCK OF SUBSIDIARY

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

(17) ACQUISITION OF NEW SYSTEMS

     KRYSTAL SYSTEMS

     On November 11, 1996, the Company entered into an agreement to acquire from Krystal Systems, Inc. up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems"). Through March 31, 1998, the Company has paid $4,095,000 of the purchase price for 23 of the Krystal Systems. The remaining balance of $45,000 was accrued at March 31, 1998 and is due and payable upon receipt, and uncontested grant by the FCC, of the licenses to Roamer One. Applications for such transfers have been filed with the FCC and 22 assignments have been granted as of March 31, 1998. Applications can typically take between 30-120 days for processing by the FCC, however, no assurance can be made that the FCC will grant the remaining pending applications.

     AMERICAN DIGITAL CORPORATION

     During 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the equipment from ADC for total consideration equal to $1,925,000. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84,000); (b) issuance of approximately 682,735 shares of Common Stock (valued for purposes of the transaction at $1,250,000); (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301,000); (d) forgiveness of approximately $95,000 of debt owed by ADC to Radiocoms; and (e) a cash payment of $119,000. Closing of such transactions (and payment of the purchase price) was to occur upon receipt of, and uncontested grant by the FCC of, the licenses to Roamer One. During the first half of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for financial reporting purposes.

     PAGERS PLUS

     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation ("PPC"). The agreements provide that the Company will acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price, in the aggregate, equal to 465,482 shares of Common Stock (valued for purposes of the transaction at $938,000) plus cash payments totaling $759,000. Closing of such transactions (and payment of the purchase price) occurred upon receipt of the uncontested grant by the FCC of the licenses to Roamer One. Such grants by the FCC occurred in late December 1997. During the first half of fiscal 1998, the Company issued 41,432 shares of Common Stock as final payment for the acquisition of those licenses. The value of $75,000 for financial reporting purposes was accrued as of September 30, 1997.

     WIRELESS PLUS

     During the first half of fiscal 1998, Intek, through its subsidiary Roamer One, Inc. ("Roamer One") completed the acquisition of substantially all the assets of Wireless Plus, Inc., a Hayward, California-based Specialized Mobile Radio provider. The acquired assets include approximately 2,900 subscriber accounts, 19 five channel, FCC licenses for operation of 220 MHz frequencies, and 11 five-channel and eight single-channel management agreements with third party licensees within the 220 MHz spectrum for total consideration equal to $5,250,000. In addition, two licenses managed by Wireless Plus were purchased directly from the licensees for a aggregate of $106,406. The purchase price paid by the Company to Wireless Plus was as follows: (a) $100,000 paid as a deposit in November, 1997, (b) $500,000 in cash on the closing date, (c) $106,579 in cash for each license transfer granted by the FCC to be paid at the time such transfer is completed, (d) a secured subordinated note in the amount of $2,625,000 bearing interest at the rate of 8% per annum paid annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000.

(18) LEGAL PROCEEDINGS

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

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file an amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint on the ground that it fails to state a claim. The Intek Defendants have moved to dismiss the amended complaint. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

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

(19) SUBSEQUENT EVENTS

     The Company announced on April 2, 1998 that it has signed a letter of intent to acquire privately held Mobile Data Solutions Inc., operator of Data Express, a major developer and provider of wireless data solutions for the mobile marketplace. Data Express's main product is a satellite Global Positioning System ("GPS") - based automatic vehicle location ("AVL") system for mobile fleet operators. The system effectively provides real-time information on the location of all fleet vehicles as well as a full tracking history of any given vehicle's previous movements. The Company is negotiating a definitive stock purchase agreement with the shareholders of Moble Data Solutions, Inc. and anticipates closing the transaction in the third quarter.

     The Company announced on April 22, 1998 that its Linear Modulation Technology ("LMT") subsidiary and Nokia Telecommunications OYJ ("Nokia"), a subsidiary of Nokia Corporation, have signed a 5-year technology, development and supply agreement, which incorporates key components of Intek's proprietary linear modulation ("LM") technology into Nokia's Trans European Trunked Radio ("TETRA") product lines. The TETRA standard is the one and only European standard for digital Professional Mobile Radio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion sets forth certain factors which produced changes in the Company's results of operations during the six months ended March 31, 1998 (first half of fiscal 1998) as compared with the same period in 1997 (first half of fiscal 1997) as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes contained in Item 1 to this report and in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1997 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

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

     The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's patented and proprietary linear modulation ("LM") technology ("LM Technology"). The Company's SMR sites cover 130 markets and a U.S. Population base of 175 million people and are referred to herein as the Roamer One Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One Network. Additionally, the Company also is developing new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio ("LMR") products including those utilizing LM Technology.

     The Company presently has in inventory a substantial number of completed 220 MHz base stations and 220 MHz radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to third parties and for utilization on the Roamer One Network. Other than for holders of several national licenses and non-nationwide systems within the American/Canadian border area as defined by the FCC, the mandatory construction dates for Phase I licenses have expired and the Company's marketing efforts for 220 MHz equipment in the U.S. are limited to the aforementioned license holders of unconstructed systems, currently licensed system operators who desire to upgrade their systems to LM, and the public safety market which it is expected will shortly become able, under FCC regulations, to construct 220 MHz systems. The Company redirected its marketing campaign of the Roamer One Network from a national campaign to a focused specific geographic campaign. The Company plans to focus its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Roamer One Network, as well as equipment sales to third parties has been, and may continue to be, impacted by factors such as the Phase II licensing auction by the FCC of additional 220 MHz licenses. The FCC recently announced that the commencement date for the Phase II licensing auction has been delayed pending the FCC's reconsideration decision concerning the 220 MHz band Phase 2 service rules. The Company expects the auction will not commence prior to August 1, 1998. This delay in the auction will significantly hinder the Company's ability to reduce these inventory levels, especially through third party sales in the near term.

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

     RESULTS OF OPERATIONS

     Results of operations for the six months ended March 31, 1997 (YTD Fiscal 1997) include Radiocoms for the entire period but Roamer One, MUSA and corporate are only included from December 3, 1996.

     The following table sets forth, by the Company's various lines of business for the first half of fiscal 1998 compared to the first half of fiscal 1997, the percentage of total revenue represented by certain Consolidated Statements of Operations data.

                                                       YTD           YTD
                                                    Fiscal        Fiscal
                                                      1998          1997
                                                    ------        ------
Revenues:
  Communications Services                              3%             2%
  Equipment Distribution                              68%            63%
  Technology                                          -              -
  Manufacturing                                       29%            35%
                                                    ------        ------
  Consolidated                                       100%           100%
                                                    ------        ------

Cost of Goods and Services Provided:
  Communications Services                            500%           227%
  Equipment Distribution                              75%            71%
  Technology                                          -              -
  Manufacturing                                       91%           261%
                                                    ------        ------
  Consolidated                                        81%            92%
                                                    ------        ------

Other Operating Expenses:
  Communications Services                            585%           155%
  Equipment Distribution                              37%            31%
  Technology                                          -              -
  Manufacturing                                       39%            48%
  Corporate                                           -             -
                                                    ------        ------
  Consolidated                                        76%            57%
                                                    ------        ------

Operating loss, before depreciation and
 amortization:
  Communications Services                           (985%)         (182%)
  Equipment Distribution                              (2%)           (4%)
  Technology                                          -              -
  Manufacturing                                      (20%)          (39%)
  Corporate                                           -              -
                                                    ------        ------
  Consolidated                                       (58%)          (49%)

Depreciation and Amortization                        (17%)          (10%)
                                                    ------        ------
Operating Loss                                       (75%)          (59%)
                                                    ------        ------

SIX MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO SIX MONTH PERIOD ENDED MARCH 31, 1997

     Because Securicor acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for the six months ended March 31, 1997 include the statements of Intek and its wholly-owned subsidiaries, Roamer One and MUSA from December 3, 1996 through March 31, 1997 and include the accounts of Radiocoms from October 1, 1996 through March 31, 1997. The consolidated statements for the six months ended March 31, 1998 include the accounts of Intek and all of its subsidiaries for the entire six months.

REVENUES

     COMMUNICATIONS SERVICES

     The Company redirected its direct marketing campaign for the Roamer One Network late in fiscal 1997 from a national campaign to a focused specific geographic campaign beginning with targeted businesses in six wide-area geographic markets. At March 31, 1998, Roamer One had approximately 4,600 internally generated subscribers as well as approximately 2,900 subscribers from the Wireless Plus acquisition for a total of approximately 7,500 compared to approximately 1,000 at September 30, 1997. Subscriber revenues for the six months ended March 31, 1998 were $180,000.

     Subscribers to Relayfone, a public access mobile radio system operating from 10 sites in the U.K., numbered approximately 1,700 at March 31, 1998 compared to approximately 1,900 at March 31, 1997. The decrease was mainly due to the loss of a large Securicor affiliate account. The decrease in the number of subscribers resulted in a decline in revenues from $395,000 for the first half of fiscal 1997 to $291,000 for the comparable period of fiscal 1998.

     EQUIPMENT DISTRIBUTION

     Sales by the Company's U.S. equipment distribution business for the first six months of fiscal 1998 were $7,102,000 of which $5,985,000 was to external customers and $1,117,000 was to related parties. Third party sales for the first half of fiscal 1998 were within 1% of the same period of fiscal 1997. Sales in fiscal 1997 were favorably impacted by improved deliveries of products to fill accumulated backorders, whereas sales in first half of fiscal 1998 returned to more normal levels. MUSA sales in the first quarter of fiscal 1998 were negatively impacted by late deliveries of a new line of radios from a major supplier. The supplier began to ship to MUSA on a timely basis in late December 1997. Sales began to increase during the second quarter of fiscal 1998 due to an improved supply of product and an aggressive marketing campaign.

     For first half of fiscal 1998, Radiocoms had revenues from equipment distribution and related services of $5,645,000 a 30% increase from that reported for the comparable period of fiscal 1997. The increase is due to a more focused management of the sales team, together with the addition of new Motorola hand-portable radios to the product line. Orders were obtained from a range of industries including local governmental authorities, large retail complexes, oil and gas.

     Equipment sales by Roamer One during the first half of fiscal 1998 were $129,000, compared to $542,000 for the comparable period of fiscal 1997. A significant portion of sales for fiscal 1998 have been mobile radios while most sales in fiscal 1997 were repeater site equipment. The buildout of Phase I 220MHz licenses is essentially complete. Sales of 220 MHz repeater site equipment will be minimal until after the Phase II Licensing auction by the FCC, which has been delayed pending the FCC's release of the reconsideration decision concerning the 220 MHz band Phase 2 service rules. The Company expects the auction will not commence prior to August 1, 1998. While marketing will commence after the Phase II auction, there is no assurance that sales will be made to licensees.

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

     The Company's Linear Modulation Technology ("LMT") subsidiary and Nokia Telecommunications OYJ ("Nokia"), a subsidiary of Nokia Corporation, have signed a 5-year technology, development and supply agreement, which incorporates key components of Intek's proprietary linear modulation ("LM") technology into Nokia's Trans European Trunked Radio ("TETRA") product lines. The TETRA standard is the one and only European standard for digital Professional Mobile Radio.

     MANUFACTURING

     U.K. contract manufacturing revenues were $5,542,000 for the six months ended March 31, 1998, of which $5,043,000 was attributed to external customers and $499,000 was attributed to related parties. This was a decline of 32% in total sales and 15% in third party sales over the comparable period of fiscal 1997. This shortfall was primarily due to lack of sales of LM products to related parties. During the first six months of fiscal 1997, the Company had related party sales of $11,309,000 of LM equipment for Phase I 220 MHz license construction and had $580,000 of such sales during the first half of fiscal 1998. The decrease is attributed to the fact that the mandatory construction dates for Phase I licenses expired prior to fiscal 1998. As of March 31, 1998, the third party order backlog was $6,904,000 due to normal production lead times.

COST OF GOODS AND SERVICES PROVIDED

     COMMUNICATIONS SERVICES

     Cost of services includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. For the first half of fiscal 1998, Roamer One's site and technical support expenses were $2,210,000, compared to $764,000 for the first half of the prior year. This increase is due to the fact that Roamer One was only consolidated for 1 month in the quarter ended December 31, 1996, and is also due to the incremental cost of additional sites, the cost of networking sites together and the cost of supporting subscribers.

     Relayfone's cost of service for the first half of fiscal 1998 was $146,000, which is exactly the same as for the first half of fiscal 1997. Costs include licenses and site rentals which are fixed in nature and are not volume related.

     EQUIPMENT DISTRIBUTION

     For the first half of fiscal 1998, the Company's U.S. equipment business had a cost of sales of $4,751,000 (69% of sales) compared to 70% of sales for the first half of fiscal 1997. Cost of sales as a percentage of sales was favorably impacted by the growing strength of the U.S. Dollar against the Japanese Yen, providing reductions in the cost of products purchased in Japan.

     Radiocoms' cost of sales of $3,925,000 for the first half of fiscal 1998 was 70% of sales, compared to 48% for the comparable period of fiscal 1997. The increase was due to the mix of products sold and a low margin government contract and did not represent an overall cost increase.

     MANUFACTURING

     Cost of sales consists of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales decreased to 83% for the first half of fiscal 1998, compared to 90% for the comparable half of fiscal 1997. More aggressive purchasing activities have been instigated to reduce future cost of sales.

OTHER OPERATING EXPENSES

     COMMUNICATIONS SERVICES

     Roamer One sales and marketing expenses are primarily salaries, travel, preparation of promotional material and trade shows. The selling expenses for the first half of fiscal 1998 were $1,920,000. Sales and marketing expenses are increasing monthly due to the creation of a sales organization in connection with the loading of the Roamer One Network. Roamer One general and administrative expenses generally consist of salaries, consultants, office rent, insurance, and recruiting to support the management of the Roamer One Network. General and administrative expenses for the first half of fiscal 1998 were $836,000.

     EQUIPMENT DISTRIBUTION

     MUSA selling expenses are primarily sales staff salaries and bonuses, travel, advertising promotion, and trade shows. Selling expenses for the first half of fiscal 1998 were $1,438,000 (20% of related sales). General and administrative expenses are salaries, facilities costs, data processing charges and insurance. General administrative expenses for the first half of fiscal 1998 were $1,717,000 (24% of related sales). The Company anticipates that selling and general and administrative expenses, as a percentage of sales, will increase in fiscal 1998 as a result of its LM product sales and support efforts.

     Selling expenses at Radiocoms were $380,000 for the first half of fiscal 1998 or 21% lower than for the comparable half of fiscal 1997 as the sales staff headcount has declined and commission programs have been restructured. General and administrative expenses were $831,000 for the first half of fiscal 1998 compared to $973,000 for the first half of fiscal 1997.

     MANUFACTURING

     Combined selling, general and administrative expenses totaled $1,955,000 for the first half of fiscal 1998, compared to $2,844,000 for the comparable half of fiscal 1997. The reduction was due to headcount reductions during the second half of fiscal 1997 and associated reduction of overhead.

     TECHNOLOGY

     Research and development expenses of $1,152,000 for the first half of fiscal 1998 were 33% lower than for the comparable half of fiscal 1997. This reduction was due to an increased focus on high priority projects and a reduction in use of sub-contract and consulting labor. General and administrative expenses increased to $876,000 for the first half of fiscal 1998 from $775,000 for the comparable half of fiscal 1997.

     CORPORATE

     Corporate expenses include salaries, consulting and management fees, legal and audit costs and the cost of maintaining a corporate office. General and administrative expenses for the six months ended March 31, 1998 were $2,090,000.

OPERATING LOSS, BEFORE DEPRECIATION AND AMORTIZATION

     COMMUNICATIONS SERVICES

     Roamer One's loss during first half of fiscal 1998 was $4,786,000. This loss results from current subscriber count not being sufficient to offset the cost of the Roamer One Network's infrastructure and subscriber acquisition cost.

     Relayfone achieved a profit of $145,000 during the first half of fiscal 1998. This was a decline of $104,000 compared to a profit of $249,000 during the comparable period of fiscal 1997 as a result of the decline in average subscriber count on a high fixed cost base.

     EQUIPMENT DISTRIBUTION

     For the first half of fiscal 1998, the operating loss was $804,000 for the Company's U.S. equipment distribution business or 13% of related sales. This compares to an operating loss of $133,000 or 2% of sales for the comparable half of fiscal 1997.

     MANUFACTURING

     For the first half of fiscal 1998, the operating loss was $1,017,000 or 20% of sales, compared to an operating loss of $1,118,000 or 19% of sales for the comparable half of fiscal 1997.

     TECHNOLOGY

     For the first half of fiscal 1998, the operating loss was $2,018,000 on sales revenue of $10,000 For the comparable period of fiscal 1997, the operating loss was $2,485,000 and there were no license fees earned.

DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible assets related to the Radiocoms Acquisition and Midland Transaction were $2,948,000 and $1,879,000, respectively, for the first half of fiscal years 1998 and 1997. The 57% increase in depreciation expense for fiscal 1998 from that reported in the same period of the prior fiscal year results from the inclusion of Roamer One and MUSA plant and equipment in the fiscal 1998 calculation, together with the amortization of the intangible assets related to the Radiocoms Acquisition which did not begin until December 3, 1996.

OTHER INCOME (EXPENSE)

     INTEREST

     Interest expense for the first half of fiscal 1998 was $1,533,000 which was offset by interest income of $129,000 for net interest expense of $1,404,000 compared to $1,750,000 for the first half of fiscal 1997. Of the interest expense, $94,000 related to borrowings from third parties and $1,439,000 related to borrowings from Securicor (of which $325,000 was added to principal and the balance is accrued).

     OTHER

     Other income of $37,000 is a realized exchange gain of $37,000 offset by $6,000 of state franchise tax expense.

NET LOSS

     The consolidated net loss for the first half of fiscal 1998 was $14,349,000. For the first half of fiscal 1997, the net loss was $10,638,000. However, fiscal 1997 included Radiocoms for the entire period but Roamer One, MUSA and corporate were only included for one month.

PREFERRED DIVIDENDS

     Pursuant to the terms of the Radiocoms Acquisition, $20,000,000 of intercompany balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms preferred stock with a par value of $1,000 per share. The intercompany balance in excess of the redemption value of the Radiocoms preferred stock was contributed to the capital account of Radiocoms. The preferred stock must be redeemed on June 30, 2006 and bear a dividend rate of 6%. Dividends of $1,000,000 relating to 1997 will be paid through the issuance of additional shares of preferred stock.

LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting unpaid dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common stockholders for first half of fiscal 1998 was $14,942,000.

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

     For the first half of fiscal 1998, the Company used $4,509,000 in cash for operating activities, $3,453,000 was spent for capital expenditures and $5,707,000 was spent for FCC licenses. Through its financing activities, the Company raised approximately $2,000,000 in gross proceeds from Securicor. The Company also borrowed $893,000 through a bank overdraft facility. The Company incurred $2,915,000 of short term debt, of which $1,594,000 was capital leases and bank lines of credit and $1,321,000 was related to the acquisition of the Wireless Plus assets. $1,321,000 of the $1,656,000 increase in long term debt also related to the acquisition of the Wireless Plus assets while the balance was capital leases. The Company received proceeds of $7,458,000 from the sale of its investment in EFJ and repurchased $1,329,000 in treasury stock.

     The Board of Directors of the Company also adopted a share repurchase plan whereby the officers of the Company were authorized to expend up to $1,000,000 to acquire up to 1% of the outstanding shares of Common Stock. As of March 31, 1998, the Company had repurchased 184,500 shares in the open market at a cost of $359,000. In March, 1998, Intek repurchased 352,500 shares at $2.75 per share from Simmonds Capital Limited ("SCL") in a private transaction. Intek paid SCL cash in the amount of $528,750 and non-interest bearing notes due December 15, 1998 in the aggregate amount of $440,625. The repurchase from SCL, part of a board-authorized expansion which completed the program, brings total shares repurchased to 537,000, at an average price of $2.47 per share.

     The Company has invested a significant portion of its capital in the equipment and licenses necessary to construct the Roamer One Network. Additionally, the Company has invested significantly in inventory for the 220 MHz market either for sale to third parties or to be used to expand the Roamer One Network.

     In the future, the Company will require capital to link sites into the Roamer One Network and perform other upgrading functions to the current Roamer One Network and to fund operating expenses. The Company may build out the Roamer One Network through the acquisition of additional licenses through direct purchase of existing licenses (see Note 19 of Item 1), participation in the Phase II licensing auction and the development of marketing relationships with dealers and others. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer One Network and the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries.

     The Company is considering consolidating certain of its sales, accounting, finance and administrative activities of its U.S. operations to reduce costs and to achieve greater efficiencies. No assurance can be made that such consolidation efforts will be successful or that costs will be reduced.

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 through December 1999. Borrowing under the Credit Agreement is secured by the assets of MUSA and bears interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company intends to use borrowings under this Credit Agreement as security for letter of credit commitments on behalf of MUSA, thereby eliminating the use of the December 1997 Facility (defined in note 15) for letters of credit on behalf of MUSA and allowing availability under the 1997 December Facility to be used for general corporate cash flow requirements. As of March 31, 1998, there was indebtedness of $1,265,000 under this new line of credit.

     In December 1997, the Company entered into various agreements with Securicor as follows:

     A) A loan agreement ("December 1997 Facility"), which replaced the prior agreements, provides the Company the ability to borrow up to $29,500,000. The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at March 31, 1998, the Company had approximately $13,485,000 in availability for future borrowings under the December 1997 Facility.

     B) Effective March 31, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $12,408,000. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Facility. The liquidation value of the Series A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of eleven and one-half (11 1/2%) percent of the original issue price of $1,000 per share and are cumulative. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if the market price of Common Stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Common Stock or distribution of a material portion of Intek's assets to the holders of Common Stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law.

     C) During fiscal 1997, the Company received stock of Transcrypt International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. During the first quarter of fiscal 1998, the Company disposed of its investment in Transcrypt International, receiving net cash proceeds of approximately $7,400,000. The difference between the proceeds and the carrying value of $10,000,000 was reimbursed during the second quarter of fiscal 1998 by Securicor.

     Additional funding will be required by the Company in fiscal 1998 for its fiscal year operating budget and for acquisition of additional licenses for the Roamer One Network through cash purchases from other 220 MHz licenses holders and/or through the FCC auction process. The Company is considering a number of financing alternatives, including strategic partners, joint ventures, and, if market conditions permit, a financing involving a private or public placement of its or an affiliate's securities. While the Company does need additional financing, there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on acceptable terms.

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

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file an amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint. The Intek Defendants moved to dismiss the amended complaint on the ground that it fails to state a claim. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

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

Item 2.   Changes In Securities.

     (a)  None.

     (b)  None.

     (c)  Recent Sales of Unregistered Securities
          None.

     (d)  Not applicable.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On February 18, 1998, the Company held its annual meeting of stockholders.

     (b)  At the annual meeting, the following directors were elected:
          Robert J. Shiver, Michael J. Wilkinson, Roger Wiggs, Steven L. Wasserman, Robert Kelly, John G. Simmonds.

     (c)  The following proposals were considered

     Proposal #1 - Election of Directors

                                               For            Withheld
                                        ----------            --------
     Robert J. Shiver                   39,833,965              32,750


     Michael G. Wilkinson               35,833,965              32,750
     Roger Wiggs                        35,833,965              32,750
     Steven L. Wasserman                39,810,965              46,750
     Robert Kelly                       39,828,058              38,657
     John G. Simmonds                   39,833,965              32,750

     Proposal #2A. Approve an amendment to the Company's Restated Certificate of Incorporation to change the Company's name from "Intek Diversified Corporation" to "Intek Global Corporation".

               39,833,583          For
                   25,000          Against
                    8,132          Abstain

     Proposal #2B. Approve an amendment to the Company's Restated Certificate of Incorporation to authorize 1,000,000 shares of "blank Check" Preferred Stock. The amendment gives the Board of Directors authority to designate one or more series of preferred stock. The provisions are often referred to as "blank check" provisions since the Board of Directors has the flexibility, at any time and without stockholder approval, to determine the designations, preferences and limitations of each such series.

               29,186,969          For
                5,160,154          Against
                   22,107          Abstain

     Proposal #2C. Approve an amendment to the Company's Restated Certificate of Incorporation to permit the exchange of two shares of the Company's outstanding shares of common stock for one post-split share of common stock.

               11,719,220          For
               28,128,111          Against
                   19,384          Abstain

     Proposal #2D. Approve an amendment to the Company's Restated Certificate of Incorporation to amend the voting requirement for actions taken by stockholders without a meeting, requiring only the written consent of holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, rather than the written consent of holders of all outstanding shares.

               31,016,904          For
                   31,900          Against
                   41,426          Abstain

     Proposal #3.   Approve the 1997 Performance and Equity Incentive Plan
which authorizes the issuance of awards to certain employees, nonemployee directors and independent contractors selected by the compensation committee to receive such awards. The 1997 Performance and Equity Incentive Plan authorizes the following awards based upon Intek common stock: stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units and cash awards.

               34,140,171          For
                  208,848          Against
                   20,211          Abstain

     Proposal #4.   Approve amendment to the 1988 Key Employee Incentive
Stock Option Plan to provide Intek flexibility to grant further options to employees.

               34,216,545          For
                  179,960          Against
                   29,102          Abstain

     Proposal #5.   Approve the appointment of Arthur Andersen LLP as
independent accountants for the Company in the fiscal year ending September 30, 1998.

               39,806,204          For
                   42,325          Against
                   18,186          Abstain

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)

Exhibit No.
-----------
3.1(i)    Articles of Incorporation of Intek Global Corporation
          (the "Registrant").                                              (1)

3.1(ii)   By-Laws of the Registrant.                                       (2)

10        Material contracts                                               (3)

11        Statement re computation of per share earnings.                  (3)

12        Statement re computation of ratios.                              (3)

15        Letter re unaudited interim financial information                (3)

21        Subsidiaries                                                     (4)

22        Published Report regarding matters submitted to vote of
          security holders                                                 (3)

27        Financial Data Schedule                                          (1)

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

     (b)  Reports on Form 8-K.

          The Registrant filed a report on Form 8-K on March 26, 1998, announcing that it has begun trading under its new NASDAQ ticker symbol: IGLC. The report was filed pursuant to Item 5 of Form 8-K.

                      INTEK GLOBAL CORPORATION AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:    May 15, 1998


INTEK GLOBAL CORPORATION




By:  /s/ D. Gregg Marston
     ---------------------------------------
     D. Gregg Marston
     Vice President, Finance