Form 10-Q
period 1998-06-30
INTEK GLOBAL CORP
filed 1998-08-14
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                          Commission File Number 0-9160

                            INTEK GLOBAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                              04-2450145
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  214 CARNEGIE CENTER, SUITE 304                               08549-6237
  PRINCETON, NEW JERSEY
  WWW.INTEKGLOBAL.COM
  (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number:                             (609) 419-1222

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of August 7, 1998, is 42,303,038 shares.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Thousands)

                                                   (UNAUDITED)
                                                      June 30,       September 30,
                                                          1998                1997
                                                 -------------       -------------
CURRENT ASSETS:
    Cash and cash equivalents                     $      1,940       $       1,909
    Marketable securities                                    -               8,148
    Accounts receivable, net
       of allowance for
       doubtful accounts of $1,232
       in June 1998 and $863
       in September 1997                                 6,195               6,488
    Inventories                                         14,548              12,289
    Taxation receivable and amounts due from
       due from related parties                            704               4,701
    Prepaid expenses and
       other current assets                              2,252                 894
                                                 -------------       -------------
    Total current assets                                25,639              34,429
                                                 -------------       -------------

PROPERTY AND EQUIPMENT, NET                             24,887              21,555

OTHER ASSETS:
    Note receivable                                        575                 556
    Intangible assets, net                              55,896              48,340
    Inventory-long term                                  4,831               6,980
    Other                                                  640                 705
                                                 -------------       -------------
TOTAL ASSETS                                      $    112,468       $     112,565
                                                 -------------       -------------
                                                 -------------       -------------









  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Thousands)

                                                   (UNAUDITED)
                                                       June 30       September 30,
                                                          1998                1997
                                                 -------------       -------------
CURRENT LIABILITIES:
    Accounts payable                                     5,256               6,110
    Amounts due to related parties                       1,108               2,005
    Accrued liabilities                                  7,126               3,928
    Deferred income                                        335                 977
    Notes payable                                        2,928                 120
    Restructuring reserve                                1,613                   -
                                                 -------------       -------------
       Total current liabilities                        18,366              13,140
                                                 -------------       -------------
NOTES PAYABLE:
    Related Party                                       26,748              24,223
    Other                                                1,347                   -
                                                 -------------       -------------
       Total notes payable                              28,095              24,223
                                                 -------------       -------------
CAPITAL LEASE LIABILITY                                    347                 354
                                                 -------------       -------------
PREFERRED STOCK-Mandatorily Redeemable
    Intek Global Corporation                            12,408                   -
    Radiocoms                                           22,704              20,559
                                                 -------------       -------------
       Total preferred stock                            35,112              20,559
                                                 -------------       -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common stock, $0.01 par value
       Authorized - 60,000,000 shares
       Issued - 43,305,620 at June 30, 1998 and
       42,398,096 at September 30, 1997                    433                 424
    Capital in excess of par value                     108,370             106,220
    Treasury stock, at cost
       1,002,582 shares at June 30, 1998
       and 465,582 shares at September 30, 1997         (2,099)               (770)
    Deficit                                            (74,412)            (50,199)
    Accumulated other comprehensive loss                (1,744)             (1,386)
                                                 -------------       -------------
TOTAL SHAREHOLDERS' EQUITY                              30,548              54,289
                                                 -------------       -------------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                          $    112,468       $     112,565
                                                 -------------       -------------
                                                 -------------       -------------

  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Thousands, except share and per share amounts)

                                                                 Three Months Ended                      Nine Months Ended
                                                                      June 30,                               June 30,
                                                         ---------------------------------       ---------------------------------
                                                                  1998                1997                1998                1997
                                                         -------------       -------------       -------------       -------------
Revenues
    Net product sales                                     $      7,292       $      12,020        $     21,347       $      29,259
    Service income                                               1,920                   8               5,148                  14
                                                         -------------       -------------       -------------       -------------
Total revenues                                                   9,212              12,028              26,495              29,273

Costs and expenses:
    Cost of goods sold                                           5,132               8,345              15,566              23,421
    Cost of services sold                                        1,772                 526               5,382               1,290
    Sales and marketing                                          2,659               1,269               6,741               2,667
    Research and development                                       226                 859               1,391               2,572
    General and administrative                                   3,984               4,257              11,932              10,985
    Depreciation and amortization                                1,746               1,235               4,694               3,114
    Restructuring charges                                        1,613                   -               1,613                   -
                                                         -------------       -------------       -------------       -------------
Operating loss                                                  (7,920)             (4,463)            (20,824)            (14,776)

Other income (expense):
    Interest                                                    (1,076)               (506)             (2,486)             (2,256)
    Gain on sale of long term assets                                 -                   3                   -                 798
                                                         -------------       -------------       -------------       -------------
Loss before income taxes                                        (8,996)             (4,966)            (23,310)            (16,234)
Income tax benefit                                                   -                   -                   -                 630
Foreign exchange Loss                                              (41)               (169)                 (4)               (169)
                                                         -------------       -------------       -------------       -------------
Net Loss                                                        (9,037)             (5,135)            (23,314)            (15,773)
Less: preferred dividends                                         (306)               (296)               (899)               (696)
                                                         -------------       -------------       -------------       -------------
Net Loss applicable to Common
    Shareholders                                          $     (9,343)      $      (5,431)       $    (24,213)      $     (16,469)

Basic and diluted net loss per share                      $      (0.22)      $       (0.13)       $      (0.58)      $       (0.45)

Weighted average number of
    common shares outstanding                               42,034,600          40,426,212          42,097,043          36,613,628
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------


  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                 (Thousands, except share and per share amounts)

                                                                 Three Months Ended                      Nine Months Ended
                                                                      June 30,                               June 30,
                                                         ---------------------------------       ---------------------------------
                                                                  1998                1997                1998                1997
                                                         -------------       -------------       -------------       -------------
Net Loss applicable to common shareholders                $     (9,343)      $      (5,431)       $    (24,213)      $     (16,469)

Other Comprehensive Income (Loss) items:
    Foreign currency translation adjustments                      (186)              1,262                (358)               (513)
                                                         -------------       -------------       -------------       -------------

Comprehensive Loss                                        $     (9,529)      $      (4,169)       $    (24,571)      $     (16,982)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------







  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 (Thousands, except share and per share amounts)

                                                                    Nine Months Ended
                                                                        June 30,
                                                           ---------------------------------
                                                                    1998                1997
                                                           -------------       -------------
Cash flows from operating activities:
    Net loss                                                $    (23,314)      $     (15,773)

    Adjustments to reconcile
    net loss to net cash
    used in operating activities:
       Depreciation and amortization                               4,694               3,114
       Loss (gain) on sale of long term assets                         -                (756)
       Deferred income taxes                                           -                (633)
       Imputed interest on convertible debt,
           debt and warrants                                       3,473               1,201
       Interest added to principal                                     -                 563
    Changes in assets and liabilities:
    Decrease (increase) in:
       Accounts receivable                                           390              (1,922)
       Amounts due from related parties                            3,578                   -
       Notes receivable                                               48                (437)
       Inventories                                                   314                (320)
       Prepaid expenses and other current assets                     (60)                641
    Increase (decrease) in:
       Accounts payable                                             (438)              2,559
       Amounts due to related parties                               (423)              3,454
       Accrued liabilities                                         1,178                 138
       Deferred income                                              (668)                (10)
       Taxes other than income taxes                                  62                 177
       Restructuring reserve                                       1,613                   -
       Other                                                         (51)                (79)
                                                           -------------       -------------
Total Adjustments                                                 13,710               7,690
                                                           -------------       -------------
Net cash used in operating
activities                                                        (9,604)             (8,083)
                                                           -------------       -------------

                            INTEK GLOBAL CORPORATION
                     RADIOCOMS INCLUDED FROM OCTOBER 1, 1996
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                         CONSOLIDATED STATEMENTS OF CASH
                         FLOWS (Unaudited) (Continued)
                (Thousands, except share and per share amounts)

                                                                    Nine Months Ended
                                                                        June 30,
                                                           ---------------------------------
                                                                    1998                1997
                                                           -------------       -------------
Cash Flows From Investing Activities:
    Proceeds from sale of investments                              7,458                   -
    Expenditures for property, plant & equipment, net             (4,964)             (7,567)
    Expenditures for FCC licenses                                 (7,946)               (168)
    Expenditures for other long term assets                          (16)                (93)
    Notes receivable                                                 (19)                  -
    Proceeds from sale of long term assets                             -               2,200
                                                           -------------       -------------
Net cash provided by (used in) investing activities               (5,487)             (5,628)
                                                           -------------       -------------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                     934                (928)
    Capital lease payments                                            (1)                  -
    Proceeds from short term debt-third party                      2,773                   -
    Proceeds from long term debt-related party                    11,530              15,954
    Proceeds from long term debt-other                             1,312               4,763
    Repayment on long and short term debt                             (5)             (5,346)
    Repurchase of shares                                          (1,329)                  -
                                                           -------------       -------------
    Net cash provided by financing activities                     15,214              14,443
                                                           -------------       -------------
Effect of foreign exchange rates on cash                             (92)                (18)
                                                           -------------       -------------
Net decrease in cash and cash equivalents                             31                 714

Cash and cash equivalents at beginning of period                   1,909                 417

Cash acquired in reverse acquisition                                   -               1,572
                                                           -------------       -------------
Cash and cash equivalents at end of period                  $      1,940       $       2,703
                                                           -------------       -------------
                                                           -------------       -------------

Supplemental disclosures of
    cash flow information:
       Cash paid for interest                               $        202       $         237
       Cash paid for income taxes                           $          -       $           -

  The accompanying notes are an integral part of these consolidated statements

                    INTEK GLOBAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

(4)  FINANCIAL INSTRUMENTS

     The Company may periodically hedge foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At June 30, 1998, the Company had outstanding hedge contracts of Japanese Yen 275,000,000 to cover its firm foreign purchase commitments of Japanese Yen 343,635,000, leaving an exposed position of Japanese Yen 68,635,000 equating to $494,000. Additionally, at June 30, 1998, the Company's hedge contracts totaled $2,127,000 at the contracted rate and had a fair value of $1,979,000. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

(5)  MARKETABLE SECURITIES

     During fiscal 1997, the Company received stock of Transcrypt International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. The Company disposed of its investment in Transcrypt International in November 1997 and received net cash proceeds of approximately $7,400,000. The difference between the proceeds and the carrying value of $10,000,000 was reimbursed during the first nine months of fiscal 1998 by Securicor Communications Limited ("Securicor").

(6)  SUMMARY OF NON-CASH ACTIVITIES

     The following summarizes the supplemental disclosure of non-cash operating, investing and financing activities:

     During the period December, 1997 through February, 1998. The Company repurchased 184,500 shares of common stock of Intek, $0.01 par value ("Common Stock") in the open market at a cost of $359,000. In March, 1998, Intek repurchased 352,500 shares at $2.75 per share from Simmonds Capital Limited ("SCL") in a private transaction. Payment for the shares was made through a combination of cash and notes

     During the first nine months of fiscal 1998, the Company issued an aggregate of 506,916 shares of Common Stock for the acquisition of Federal Communications Commission ("FCC") licenses as follows:

     - The Company consummated two agreements with American Digital Corporation and 22 holders of licenses of 220MHz FCC licenses. This transaction is described in note 17, "Acquisition of New Systems." During the first nine months of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for financial reporting purposes.

     - The Company entered into purchase and sale agreements with 25 holders of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California corporation. This transaction is described in note 17, "Acquisition of New Systems." During the first nine months of fiscal 1998, the Company issued 41,432 shares of common stock as final payment for the acquisition of those licenses. The value of $75,000 for financial reporting purposes was accrued as of September 30, 1997.

     In May, 1998, the Company completed the stock acquisition of Mobile Data Solutions, Inc. (" Data Express"), a developer and provider of wireless data solutions for the mobile marketplace. Data Express's main product is a satellite Global Positioning System based automatic vehicle location system for mobile fleet operators. The system provides real-time information on the location of all fleet vehicles as well as a full tracking history of any given vehicle's previous movements. The Company issued 400,608 shares of Common Stock in full payment for the stock of Data Express.

(7)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                              June 30,       September 30,
                                                                                  1998                1997
                                                                           (Unaudited)
                                                                         -------------       -------------
     Raw materials                                                       $       3,477        $      4,020
     Work in progress                                                            2,601               1,311
     Finished goods                                                             13,601              13,938
                                                                         -------------       -------------
       Subtotal                                                                 19,679              19,269

     Inventory not likely to be used or sold within one year                    (5,131)             (6,980)
                                                                         -------------       -------------
       Total current inventories                                         $      14,548        $     12,289
                                                                         -------------       -------------
                                                                         -------------       -------------

(8)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                               March 31,        September 30,
                                                                    1998                 1997
                                                              (Unaudited)
                                                            -------------       -------------
     Land                                                   $         415        $        402
     Buildings                                                      3,186               3,008
     Site equipment                                                15,188              13,206
     Production & test equipment                                    4,111               3,843
     Furniture, fixtures and computers                              3,605               2,755
     Equipment held for rental                                      6,505               4,163
                                                            -------------       -------------
     Total property and equipment, at cost                         33,010              27,377
       Less accumulated depreciation                               (8,123)             (5,822)
                                                            -------------       -------------
     Net property and equipment                             $      24,887        $     21,555
                                                            -------------       -------------
                                                            -------------       -------------

(9)  RESTRUCTURING

     During the third quarter of fiscal 1998, the Company recorded a restructuring charge of $1,613,000 related to planned staff reductions, termination of lease costs associated with the consolidation of office space and site leases, equipment removal costs, and a charge related to the repositioning of selected products in its market channels.

     In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has elected to consolidate financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale.

(10) INTANGIBLE ASSETS

     Intangible assets consists of the following (in thousands):

                                                                       June 30,       September 30,
                                                                           1998                1997
                                                                    (Unaudited)
                                                                  -------------       -------------
     Excess of cost over fair value of net
       Midland USA, Inc. assets acquired                          $       9,755        $      9,755
     Excess of cost over fair value of net
       Intek assets acquired in the reverse acquisition                  38,573              38,573
     Excess of cost over fair value of net
       Data Express assets acquired                                       1,385                   -
     Trademarks and patents                                                 770                   -
     FCC licenses and management agreements acquired
       from third parties                                                10,892               2,899
                                                                  -------------       -------------
     Total intangibles                                                   61,375              51,227
       Less accumulated amortization                                     (5,479)             (2,887)
                                                                  -------------       -------------
     Net intangibles                                              $      55,896        $     48,340
                                                                  -------------       -------------
                                                                  -------------       -------------

     The excess of cost over fair value of net Intek assets acquired in the reverse acquisition represents the intangible value of FCC licenses and management agreements owned by Intek at the time of the reverse acquisition. The intangible value of FCC licenses and management agreements acquired from third parties represents assets acquired subsequent to the reverse acquisition.

     The Company's restructuring plans and changes in regulation may affect the realizability of the intangibles. During the fourth quarter of the fiscal year, the Company will evaluate the impact.

(11) BUSINESS SEGMENTS

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

SUMMARIZED FINANCIAL INFORMATION BY BUSINESS SEGMENT (IN THOUSANDS) (UNAUDITED):

                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                              ----------------------------------
                                                                                        1998                1997
                                                                              --------------       -------------
    REVENUES FROM EXTERNAL CUSTOMERS:
       Communications services                                                 $         874        $        581
       Equipment distribution                                                         17,932              18,950
       Technology                                                                         73                   -
       Manufacturing                                                                   7,616               9,742
                                                                              --------------       -------------
                                                                                      26,495              29,273
    REVENUES FROM OTHER SEGMENTS:
       Equipment distribution                                                          1,922                 842
       Manufacturing                                                                     896              12,672
                                                                              --------------       -------------
                                                                                       2,818              13,514
                                                                              --------------       -------------
       TOTAL REVENUES                                                                 29,313              42,787
                                                                              --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                                     (2,818)            (13,514)
                                                                              --------------       -------------
       CONSOLIDATED REVENUES                                                   $      26,495        $     29,273
                                                                              --------------       -------------
                                                                              --------------       -------------

                                                                         Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
    NET LOSS:
       Communications services                                  $     (11,811)       $     (3,885)
       Equipment distribution                                          (2,262)             (1,535)
       Technology                                                      (3,086)             (3,795)
       Manufacturing                                                   (1,566)             (5,315)
       Other                                                           (4,589)             (1,243)
                                                               --------------       -------------
       TOTAL NET LOSS                                                 (23,314)            (15,773)
                                                               --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                           -                   -
                                                               --------------       -------------
       CONSOLIDATED NET LOSS                                    $     (23,314)       $    (15,773)
                                                               --------------       -------------
                                                               --------------       -------------

                                                                         Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
    DEPRECIATION AND AMORTIZATION:
       Communications services                                  $       2,767        $      1,604
       Equipment distribution                                           1,218                 926
       Technology                                                         240                  75
       Manufacturing                                                      410                 509
       Other                                                               59                   -
                                                               --------------       -------------
       TOTAL DEPRECIATION AND AMORTIZATION                              4,694               3,114
                                                               --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                           -                   -
                                                               --------------       -------------
       CONSOLIDATED DEPRECIATION AND AMORTIZATION               $       4,694        $      3,114
                                                               --------------       -------------
                                                               --------------       -------------

                                                                         Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
    INTEREST EXPENSE:
       Communications services                                  $      (1,499)       $         13
       Equipment distribution                                            (711)               (407)
       Technology                                                           -                   -
       Manufacturing                                                     (361)               (534)
       Other                                                               85              (1,328)
                                                               --------------       -------------
       TOTAL INTEREST EXPENSE                                          (2,486)             (2,256)
                                                               --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                           -                   -
                                                               --------------       -------------
       CONSOLIDATED INTEREST EXPENSE                            $      (2,486)       $     (2,256)
                                                               --------------       -------------
                                                               --------------       -------------

                                                                         Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
    INCOME TAX BENEFIT:
       Communications services                                  $           -        $          -
       Equipment distribution                                               -                   -
       Technology                                                           -                   -
       Manufacturing                                                        -                   -
       Other                                                                -                 630
                                                               --------------       -------------
       TOTAL INCOME TAX BENEFIT                                             -                 630
                                                               --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                           -                   -
                                                               --------------       -------------
       CONSOLIDATED INCOME TAX BENEFIT                          $           -        $        630
                                                               --------------       -------------
                                                               --------------       -------------

                                                                        Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
    EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS:
       Communications services                                  $      10,511        $     44,426
       Equipment distribution                                             841                 542
       Technology                                                         233                 375
       Manufacturing                                                      216                 484
       Other                                                            3,425                 309
                                                               --------------       -------------
       TOTAL EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS                 15,216              46,136
                                                               --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                           -
                                                               --------------       -------------
       CONSOLIDATED EXPENDITURES TO ACQUIRE LONG-LIVED ASSETS       $  15,216          $   46,136
                                                               --------------       -------------
                                                               --------------       -------------

SEGMENT INFORMATION BY GEOGRAPHIC AREA (UNAUDITED):

     Revenues are attributed to geographic area by destination of the goods or services (e.g. European revenues will comprise only those sales to European customers. Radiocoms sales to external U.S. customers will be U.S. sales).

                                                                         Nine Months Ended
                                                                             June 30,
                                                               ----------------------------------
                                                                         1998                1997
                                                               --------------       -------------
       REVENUES FROM EXTERNAL CUSTOMERS:
         United States                                          $      10,094        $     11,653
         Europe                                                        16,328              17,620
         Asia                                                              73                   -
                                                               --------------       -------------
         CONSOLIDATED REVENUES                                         26,495              29,273
                                                               --------------       -------------

       REVENUES BETWEEN GEOGRAPHIC AREAS:
         United States                                                  2,818              13,514
                                                               --------------       -------------
       ELIMINATIONS                                                    (2,818)            (13,514)
                                                               --------------       -------------
                                                                $           0        $          0
                                                               --------------       -------------
                                                               --------------       -------------

                                                                    June 30,       September 30,
                                                                        1998                1997
                                                              --------------       -------------
    ASSETS:
       Communications services                                 $      62,170        $     54,247
       Equipment distribution                                         34,223              32,641
       Technology                                                      1,736               1,218
       Manufacturing                                                  10,411              16,574
       Other                                                           6,219              10,930
                                                              --------------       -------------
       TOTAL ASSETS                                                  114,759             115,610
                                                              --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                     (2,291)             (3,045)
                                                              --------------       -------------
       CONSOLIDATED ASSETS                                     $     112,468        $    112,565
                                                              --------------       -------------
                                                              --------------       -------------

                                                                    June 30,       September 30,
                                                                        1998                1997
                                                              --------------       -------------
    LONG-LIVED ASSETS:
       Communications services                                 $      60,875        $     53,114
       Equipment distribution                                         18,502              20,515
       Technology                                                      1,287               1,218
       Manufacturing                                                   3,734               4,465
       Other                                                           6,569               1,519
                                                              --------------       -------------
       TOTAL LONG-LIVED ASSETS                                        90,967              80,831
                                                              --------------       -------------
       INTER-SEGMENT ELIMINATIONS                                     (4,138)             (2,695)
                                                              --------------       -------------
       CONSOLIDATED LONG-LIVED ASSETS                          $      86,829        $     78,136
                                                              --------------       -------------
                                                              --------------       -------------

     The Company has applied the principles of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" in the above presentation of Segment and Geographic Information.

(12) RELATED PARTY TRANSACTIONS

     Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with directors of the Company. John Simmonds, a former director of the Company is affiliated with SCL, Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and Midland International Corporation ("MIC"), a wholly-owned subsidiary of SCL. Mr. Simmonds resigned from the Board of Directors in July, 1998. Steven Wasserman, a director and Secretary of the Company, is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a director of the Company, is a partner of the law firm Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C.

     Directors, other than Robert Shiver, Roger Wiggs, and Michael Wilkinson, are compensated for services at the rate of $4,000 per year plus $500 per meeting up to a maximum of $10,000 per director. For the nine months ended June 30, 1998, the Company paid directors fees of $60,000.

     On September 19, 1996, the Company's Midland USA, Inc. ("MUSA") subsidiary entered into an agreement with MIC, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. During the nine months ended June 30, 1998, MUSA paid $56,000 to MIC. This agreement was terminated by MUSA effective January 31, 1998.

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed, in connection with the Radiocoms Acquisition, to obtain certain support and administrative services for Radiocoms from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of Radiocoms during fiscal 1997. As of June 30, 1998, $691,000 of support and administrative service costs (including services of Edmund Hough, Intek's former Chief Executive Officer) were included in amounts due to related parties, but unpaid.

     The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of $82,000 during the first nine months of fiscal 1998. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the Secretary of the Company.

     The law firm Kelly & Povich, P.C. performed legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. During the first nine months of fiscal 1998, Kelly & Povich, P.C. received fees of approximately $137,000 and Squire, Sanders & Dempsey L.L.P. has received no fees.

     In March 1998, Intek repurchased 352,500 shares of Common Stock at $2.75 per share from SCL in a private transaction. Pursuant to the terms of the transaction, Intek paid SCL cash in the amount of $528,750 and notes in the aggregate amount of $440,625. The notes are non-interest bearing and are due and payable on December 15, 1998.

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

     For details of related party borrowings, see note 16 "Related Party Borrowings."

(13) COMMITMENTS

     The Company has entered into 167 site leases for the housing of radio base station equipment and antenna systems. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of June 30, 1998, total future minimum lease payments are as follows (in thousands):

         1998                                  $701
         1999                                 1,799
         2000                                   940
         2001                                   285
         2002                                    77
         Thereafter                              29
                                           --------
                                             $3,831

     As of June 30, 1998, MUSA had a purchase commitment with its main supplier of radios to purchase $2,473,000 of inventory, see note 4. "Financial Instruments."

(14) EMPLOYMENT AGREEMENTS

     As of June 30, 1998, the Company has employment agreements with various key employees. None of these agreements have terms exceeding two years and these agreements have varying expiration dates and provide for aggregate annual base compensation of approximately $1,300,000.

(15) THIRD PARTY BORROWINGS

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 through December 1999. Borrowings under the Credit Agreement are secured by the assets of MUSA and bear interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of MUSA, and for borrowings for working capital. As of June 30, 1998, there was indebtedness of $1,124,000 under this Credit Agreement.

(16) RELATED PARTY BORROWINGS

     In December 1997, the Company entered into various agreements with Securicor as follows:

     a) A loan agreement ("December 1997 Facility"), which replaced the prior agreements, provides the Company the ability to borrow up to $29,500,000. The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Interest is accrued each month and on June 30 of each year added to the principal amount outstanding at such time. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at June 30, 1998, the Company had approximately $3,585,000 in availability for future borrowings under the December 1997 Facility.

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

     As a result of the above agreements, the June 30, 1998 related party borrowings will be repaid as follows (in thousands):

       Fiscal Year
       --------------
       1998                              $          -
       1999                                         -
       2000                                         -
       2001                                     1,500
       2002                                     7,500
       Thereafter                              17,748
                                         ------------
                                              $26,748
                                         ------------
                                         ------------


     c)   In December 1996, the Company consummated the Radiocoms
          Acquisition. Prior to the consummation of this transaction, Securicor forgave approximately $12,000,000 due it by Radiocoms and accepted 20,000 shares of $1,000 par value per share of preferred stock from Radiocoms ("Radiocoms Preferred Stock") for the remaining balance due. The preferred stock is mandatorily redeemable on June 30, 2006 and bears a dividend rate of 6%.

(17) ACQUISITION OF NEW SYSTEMS

     KRYSTAL SYSTEMS

     On November 11, 1996, the Company entered into an agreement to acquire from Krystal Systems, Inc. up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems"). Through June 30, 1998, the Company has paid $4,095,000 of the purchase price for 23 of the Krystal Systems. The remaining balance of $45,000 was accrued at June 30, 1998 and is due and payable upon receipt, and uncontested grant by the FCC, of the licenses to Roamer One. Applications for such transfers have been filed with the FCC and 22 assignments have been granted as of June 30, 1998. Applications can typically take between 30-120 days for processing by the FCC, however, no assurance can be made that the FCC will grant the remaining pending applications.

     AMERICAN DIGITAL CORPORATION

     During 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the equipment from ADC for total consideration equal to $1,925,000. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84,000); (b) issuance of approximately 682,735 shares of Common Stock (valued for purposes of the transaction at $1,250,000); (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301,000); (d) forgiveness of approximately $95,000 of debt owed by ADC to Radiocoms; and (e) a cash payment of $119,000. Closing of such transactions (and payment of the purchase price) was to occur upon receipt of, and uncontested grant by the FCC of, the licenses to Roamer One. During the first nine months of fiscal 1998, the Company issued an aggregate of 465,484 shares of Common Stock for the acquisition of those licenses, valued at $807,000 for financial reporting purposes.

     PAGERS PLUS

     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular, a California Corporation ("PPC"). The agreements provide that the Company will acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price, in the aggregate, equal to 465,482 shares of Common Stock

(valued for purposes of the transaction at $938,000) plus cash payments totaling $759,000. Closing of such transactions (and payment of the purchase price) occurred upon receipt of the uncontested grant by the FCC of the licenses to Roamer One. Such grants by the FCC occurred in late December 1997. During the first nine months of fiscal 1998, the Company issued 41,432 shares of Common Stock as final payment for the acquisition of those licenses. The value of $75,000 for financial reporting purposes was accrued as of September 30, 1997.

     WIRELESS PLUS

     In December 1997, Intek, through its subsidiary Roamer One, completed the acquisition of substantially all the assets of Wireless Plus, Inc. ("Wireless Plus"), a Hayward, California-based specialized mobile radio provider. The acquired assets include approximately 2,900 subscriber accounts, 19 five channel, FCC licenses for operation of 220 MHz frequencies, and 11 five-channel and eight single-channel management agreements with third party licensees within the 220 MHz spectrum for total consideration equal to $5,250,000. In addition, two licenses managed by Wireless Plus were purchased directly from the licensees for an aggregate purchase price of $106,406. The purchase price paid by the Company to Wireless Plus was as follows: (a) $100,000 paid as a deposit in November, 1997, (b) $500,000 in cash on the closing date, (c) $106,579 in cash for each license transfer granted by the FCC to be paid at the time such transfer is completed, (d) a secured subordinated note in the amount of $2,625,000 bearing interest at the rate of 8% per annum payable annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000. During the first nine months of fiscal 1998, the Company paid Wireless Plus a total of $2,500,000.

(18) ACQUISITION OF MOBILE DATA SOLUTIONS

     In May, 1998 the Company completed the acquisition of stock of Data Express, a major developer and provider of wireless data solutions for the mobile marketplace. The Company issued 400,608 shares of Common Stock as full payment for the stock of Data Express.

(19) TECHNOLOGY AGREEMENTS

     In the third quarter, the Company entered into a 5-year technology, development and supply agreement between its Linear Modulation Technology ("LMT") subsidiary and Nokia Telecommunications OYJ ("Nokia"), a subsidiary of Nokia Corporation. Nokia's Trans European Trunked Radio ("TETRA") product lines proposes to incorporate key components of the Company's proprietary linear modulation technology. The TETRA standard is the only European standard for digital Professional Mobile Radio.

(20) LEGAL PROCEEDINGS

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

(21) SUBSEQUENT EVENTS

     The Company announced on July 27, 1998 that Robert M. Hardy was appointed the President of Intek Global, USA, the combined operations of MUSA and Roamer One.

     The Company announced on July 29, 1998 that it has received official FCC approval to market the first spectrum-efficient Very High Frequency ("VHF") high band mobile radio system for frequencies between 150 and 162 MHz. The VHF system is based on the Company's linear modulation technology.

     The Company announced on August 4, 1998 that George A. Valenti was appointed the Chief Financial Officer of the Company.

     The Company announced on August 11, 1998 the appointments of Howard Frank, Ph.D and Eli M. Noam Ph.D to the Board of Directors. The Company also announced the resignation of John Simmonds from the Board of Directors.

     The Company is presently in negotiations to sell certain assets of the Equipment and Services Unit of Radiocoms for cash. The assets to be sold relate to certain non-core business activities in the U.K. which include the operation of a wireless business radio network, distribution of mobile radio systems equipment and contract engineering support and equipment maintenance. Management of the Company expects the transaction to be consummated in the fourth quarter. The Company anticipates that it will receive approximately $8,000,000 in proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion sets forth certain factors which produced changes in the Company's results of operations during the nine months ended June 30, 1998 as compared with the same period in as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes contained in Item 1 to this report and in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1997 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

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

     The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One(TM) brand name on systems utilizing the Company's patented and proprietary linear modulation ("LM") technology ("LM Technology"). The Company's SMR sites cover 130 markets and a U.S. Population base of 175 million people and are referred to herein as the Roamer One Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One Network. Additionally, the Company also has developed and continues to develop new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio ("LMR") products including those utilizing LM Technology.

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

     The Company has redirected its marketing campaign of the Roamer One Network from a national campaign to a focused specific geographic campaign. The Company plans to focus its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Roamer One Network, as well as equipment sales to third parties has been, and may continue to be, impacted by factors such as the Phase II Licensing auction by the FCC of additional 220 MHz licenses. The FCC recently announced that the commencement date for the Phase II licensing auction will be September 15, 1998. This delay in the auction will significantly hinder the Company's ability to reduce its inventory levels, especially through third party sales in the near term.

     The Company expects to incur operating losses and have a negative cash flow from operations for at least 1 year. This mainly results from expenses related to the roll-out of the Roamer One Network and the Company's continuing investment in research and development related to LM Technology and products.

     RESULTS OF OPERATIONS

     Results of operations for the nine months ended June 30, 1997 (YTD Fiscal 1997) include Radiocoms for the entire period but Roamer One, MUSA and corporate are only included from December 3, 1996.

     The following table sets forth, by the Company's various lines of business, financial data for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, as a percentage of revenue.

                                                            YTD            YTD
                                                         Fiscal         Fiscal
                                                           1998           1997
                                                         ------         ------
          Revenues:
            Communications Services                          3%             2%
            Equipment Distribution                          68%            65%
            Technology                                        -              -
            Manufacturing                                   29%            33%
                                                         ------         ------
            Consolidated                                   100%           100%
                                                         ------         ------

          Cost of Goods and Services Provided:
            Communications Services                        389%           203%
            Equipment Distribution                          65%            73%
            Technology                                      77%              -
            Manufacturing                                   73%            99%
                                                         ------         ------
            Consolidated                                    79%            84%
                                                         ------         ------

          Other Operating Expenses:
            Communications Services                        574%           292%
            Equipment Distribution                          37%            28%
            Technology                                        -              -
            Manufacturing                                   37%            45%
            Corporate                                          -             -
                                                         ------         ------
            Consolidated                                    82%            55%
                                                         ------         ------

          Operating Loss, before depreciation, and
          amortization :
            Communications Services                       (863%)         (395%)
            Equipment Distribution                         (17%)           (1%)
            Technology                                        -              -
            Manufacturing                                  (89%)          (44%)
            Corporate                                         -              -
                                                         ------         ------
            Consolidated                                   (61%)          (40%)
          Depreciation and Amortization                    (18%)          (10%)
                                                         ------         ------
          Operating Loss                                   (79%)          (50%)
                                                         ------         ------

NINE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO NINE MONTH PERIOD ENDED JUNE 30, 1997

     Because Securicor acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for the nine months ended June 30, 1997 include the statements of Intek and its wholly-owned subsidiaries, Roamer One and MUSA from December 3, 1996 through June 30, 1997 and include the accounts of Radiocoms from October 1, 1996 through June 30, 1997. The consolidated statements for the nine months ended June 30, 1998 include the accounts of Intek and all of its subsidiaries for the entire nine months.

REVENUES

     COMMUNICATIONS SERVICES

     The Company redirected its direct marketing campaign for the Roamer One Network late in fiscal 1997 from a national campaign to a focused specific geographic campaign beginning with targeted businesses in six wide-area geographic markets. At June 30, 1998, Roamer One had approximately 6,600 internally generated subscribers as well as approximately 2,600 subscribers from the Wireless Plus acquisition for a total of approximately 9,200 compared to approximately 1,000 at September 30, 1997. Subscriber revenues for the nine months ended June 30, 1998 were $444,000.

     Subscribers to Relayfone, a public access mobile radio system operating from 10 sites in the U.K., numbered approximately 1,360 at June 30, 1998 compared to approximately 1,800 at June 30, 1997. The decrease was mainly due to the loss of a large Securicor affiliate account. The decrease in the number of subscribers resulted in a decline in revenues from $567,000 for the first nine months of fiscal 1997 to $430,000 for the comparable period of fiscal 1998.

     EQUIPMENT DISTRIBUTION

     Sales by the Company's U.S. equipment distribution business for the first nine months of fiscal 1998 were $9,455,000. Sales for the first nine months of fiscal 1998 were 13% lower than for the same period of fiscal 1997. Sales in fiscal 1997 were favorably impacted by improved deliveries of products to fill accumulated backorders, whereas sales in 1998 returned to more normal levels. Sales in the first quarter of fiscal 1998 were negatively impacted by late deliveries of a new line of radios from a major supplier. The supplier began to ship selected products on a timely basis in late December 1997. Sales began to increase during the second and third quarters of fiscal 1998 due to an improved supply of product and an aggressive marketing campaign.

     For first nine months of fiscal 1998, Radiocoms had revenues from equipment distribution and related services of $8,282,000 a 13% increase from that reported for the comparable period of fiscal 1997. The increase is due to a more focused management of the sales team. Orders were obtained from a range of industries including local governmental authorities, large retail complexes, oil and gas.

     Equipment sales by Roamer One during the first nine months of fiscal 1998 were $195,000, compared to $853,000 for the comparable period of fiscal 1997. A significant portion of sales for fiscal 1998 have been mobile radios while most sales in fiscal 1997 were repeater site equipment. The buildout of Phase I 220MHz licenses is essentially complete. Sales of 220MHz repeater site equipment will be minimal until after the Phase II Licensing auction by the FCC, which has been delayed and is now scheduled to commence to September 15, 1998. While marketing will commence after the Phase II auction, there is no assurance that sales will be made to licensees.

     TECHNOLOGY

     In the third quarter, the Company entered into a 5-year technology, development and supply agreement between its Linear Modulation Technology ("LMT") subsidiary and Nokia Telecommunications OYJ ("Nokia"), a subsidiary of Nokia Corporation. Nokia's Trans European Trunked Radio ("TETRA") product lines proposes to incorporate key components of the Company's proprietary linear modulation technology. The TETRA standard is the only European standard for digital Professional Mobile Radio. The Company received progress payments of $73,000 from Nokia during the nine months ended June 30, 1998.

     South Korea's Kukjae Electronics, Ltd. Co. ("Kukjae"), one of Korea's leading manufacturers of mobile radio equipment, agreed in February, 1998, to adopt the Company's patented LM Technology. The agreement, which was entered into in February, 1998 allows Kukjae to manufacture and sell LM-compatible radio products and operate narrowband radio networks based on LM Technology. Product distribution will include Korea and potentially other Asian markets. Pursuant to the agreement, the Company provided Kukjae with the equipment and technical assistance needed to develop a demonstration system to introduce LM Technology to Korean industry, academic and government authorities. The demonstration period has not yet been sufficient to determine the financial impact of this agreement on the Company. Kukjae, a subsidiary of Unimo Corporation, is a manufacturer and distributor of radio and telecommunications equipment and a provider of system engineering services. With six facilities in South Korea, including headquarters in Seoul, Kukjae has offices in Tokyo, Los Angeles and Shenzhen, China. Its major products include portable and mobile radios, trunked radios, radio repeaters, closed-circuit TV and related systems, as well as secured communications equipment for naval and military applications.

     MANUFACTURING

     U.K. contract manufacturing revenues were $7,533,000 for the nine months ended June 30, 1998. This was a decline of 23% over the comparable period of fiscal 1997. As of June 30, 1998, the order backlog was $6,923,000 due to normal production lead times.

COST OF GOODS AND SERVICES PROVIDED

     COMMUNICATIONS SERVICES

     Cost of services includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. For the first nine months of fiscal 1998, Roamer One's site and technical support expenses were $3,193,000, compared to $946,000 for the first nine months of the prior year. This increase is due to the fact that Roamer One was only consolidated for 1 month in the quarter ended December 31, 1996, and is also due to the incremental cost of additional sites, the cost of networking sites together and the cost of supporting subscribers.

           Relayfone's cost of service for the first nine months of fiscal 1998 was $210,000, down slightly from $231,000 for the same period in fiscal 1997. Costs include licenses and site rentals which are fixed in nature and are not volume related.

     EQUIPMENT DISTRIBUTION

     For the first nine months of fiscal 1998, the Company's U.S. equipment business had a cost of sales of $5,682,000 (60% of sales) compared to 72% of sales for the same period of fiscal 1997. Cost of sales as a percentage of sales was favorably impacted by the growing strength of the U.S. Dollar against the Japanese Yen, providing reductions in the cost of products purchased in Japan.

     Radiocoms' cost of sales of $5,743,000 for the first nine months of fiscal 1998 was 69% of sales, which is an improvement over 70% for the comparable period of fiscal 1997.

     For the first nine months of fiscal 1998, Roamer One had a cost of sales of $186,000 (60% of sales) compared to 113% of sales for the same period of fiscal 1997. Sales in 1997 were primarily repeater site equipment while sales in 1998 were mobile radios.

     MANUFACTURING

     Cost of sales consists of raw materials, labor and factory associated overhead. The percentage of cost of sales to net sales decreased to 73% for the first nine months of fiscal 1998, compared to 99% for the comparable period of fiscal 1997. More aggressive purchasing activities have been instigated to reduce future cost of sales.

OTHER OPERATING EXPENSES

     COMMUNICATIONS SERVICES

     Roamer One sales and marketing expenses are primarily salaries, travel, preparation of promotional material and trade shows. The selling expenses for the first nine months of fiscal 1998 were $3,021,000. Sales and marketing expenses have been increasing monthly due to the creation of a sales organization in connection with the loading of the Roamer One Network. Roamer One general and administrative expenses generally consist of salaries, consultants, office rent, insurance, and recruiting to support the management of the Roamer One Network. General and administrative expenses for the first nine months of fiscal 1998 were $1,157,000.

     EQUIPMENT DISTRIBUTION

     MUSA selling expenses are primarily sales staff salaries and bonuses, travel, advertising promotion, and trade shows. Selling expenses for the first nine months of fiscal 1998 were $2,243,000 (20% of related sales). General and administrative expenses are salaries, facilities costs, data processing charges and insurance. General and administrative expenses for the first nine months of fiscal 1998 were $2,502,000 (22% of related sales). The Company anticipates that selling and general and administrative expenses, as a percentage of sales, will increase in fiscal 1998 as a result of its LM product sales and support efforts.

     Selling expenses at Radiocoms were $607,000 (7% of related sales) for the first nine months of fiscal 1998, an improvement over $715,000 (10% of related sales) for the comparable nine months of fiscal 1997 as the sales staff headcount has declined and commission programs have been restructured. General and administrative expenses were $1,239,000 for the first nine months of fiscal 1998 compared to $1,427,000 for the same period of fiscal 1997.

     TECHNOLOGY

     Research and development expenses of $1,360,000 for the first nine months of fiscal 1998 were 47% lower than for the comparable period of fiscal 1997. This reduction was due to an increased focus on high priority projects and a reduction in use of sub-contract and consulting labor. General and administrative expenses increased to $1,503,000 for the first nine months of fiscal 1998 from $1,151,000 for the comparable period of fiscal 1997.

     MANUFACTURING

     Combined selling, general and administrative expenses totaled $2,846,000 for the first nine months of fiscal 1998, compared to $4,370,000 for the comparable period of fiscal 1997. The reduction was due to headcount reductions and associated reduction of overhead.

     CORPORATE

     Corporate expenses include salaries, consulting and management fees, legal, audit, public relations and shareholder relations costs, and the cost of maintaining a corporate office. General and administrative expenses for the nine months ended June 30, 1998 were $3,186,000.

     RESTRUCTURING CHARGES

     During the third quarter of fiscal 1998, the Company recorded a restructuring charge of $1,613,000 related to planned staff reductions, termination of lease costs associated with the consolidation of office space and site leases, equipment removal costs, and a charge related to the repositioning of selected products in its market channels.

     In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has elected to consolidate financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale.

OPERATING LOSS, BEFORE DEPRECIATION AND AMORTIZATION

     COMMUNICATIONS SERVICES

     Roamer One's loss during first nine months of fiscal 1998 was $9,639,000. This loss results from current subscriber count not being sufficient to offset the cost of the Roamer One Network's infrastructure and subscriber acquisition cost. As described below under "Reserve for restructuring", the Company has begun the process of consolidating the Roamer One accounting and billing functions into the Company's operations in Kansas City, Missouri. The Company has terminated employees who perform duplicate functions and sales personnel whose regions are not deemed critical to the Company's near-term subscriber loading strategy. The Company has begun to deconstruct certain sites that are not deemed to be essential to the Company's growth plans.

     Relayfone achieved a profit of $165,000 during the first nine months of fiscal 1998. This was a decline of $105,000 compared to a profit of $270,000 during the comparable period of fiscal 1997 as a result of the decline in average subscriber count on a high fixed cost base.

     EQUIPMENT DISTRIBUTION

     For the first nine months of fiscal 1998, the operating loss was $1,611,000 for the Company's U.S. equipment distribution business or 17% of related sales. This compares to an operating loss of $521,000 or 5% of sales for the comparable period of fiscal 1997.

     For the first nine months of fiscal 1998, Radiocoms earned an operating profit of $99,000 (1% of related sales). This is an improvement over the loss of $493,000 (7% of related sales) for the comparable period of fiscal 1997.

     TECHNOLOGY

     For the first nine months of fiscal 1998, the operating loss was $3,086,000 on sales revenue of $73,000. For the comparable period of fiscal 1997, the operating loss was $3,795,000 and there were no license fees earned.

     MANUFACTURING

     For the first nine months of fiscal 1998, the operating loss was $795,000 (10% of sales), compared to an operating loss of $4,781,000 (49% of sales) for the comparable period of fiscal 1997.

     RESTRUCTURING CHARGES

     During the third quarter of fiscal 1998, the restructuring charge increased the operating loss by $1,613,000.

DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible assets related to the Radiocoms Acquisition and Midland Transaction were $4,694,000 and $3,114,000, respectively, for the first nine months of fiscal years 1998 and 1997. The 51% increase in depreciation expense for fiscal 1998 from that reported in the same period of the prior fiscal year results from the inclusion of Roamer One and MUSA plant and equipment in the fiscal 1998 calculation, together with the amortization of the intangible assets related to the Radiocoms Acquisition which did not begin until December 3, 1996.

OTHER INCOME (EXPENSE)

     INTEREST

     Interest expense for the first nine months of fiscal 1998 was $2,623,000 which was offset by interest income of $137,000 for net interest expense of $2,486,000 compared to $2,256,000 for the first nine months of fiscal 1997. Of the interest expense, $208,000 related to borrowings from third parties and $2,415,000 related to borrowings from Securicor (of which $2,170,000 was added to principal and the balance is accrued).

NET LOSS

     The consolidated net loss for the first nine months of fiscal 1998 was $23,314,000. For the first nine months of fiscal 1997, the net loss was $15,773,000. However, fiscal 1997 included Radiocoms for the entire period but Roamer One, MUSA and corporate were only included for one month.

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

LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting unpaid dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common stock holders for first nine months of fiscal 1998 was $24,213,000.

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

     For the first nine months of fiscal 1998, the Company used $9,604,000 in cash for operating activities, $4,964,000 was spent for capital expenditures and $7,946,000 was spent for FCC licenses. Through its financing activities, the Company raised approximately $11,530,000 in gross proceeds from Securicor. The Company also borrowed $934,000 through a bank overdraft facility in the U.K. The Company incurred $2,773,000 of short term debt, of which $1,194,000 was capital leases and bank lines of credit and $1,579,000 was related to the acquisition of the FCC licenses and Wireless Plus assets. The $1,312,000 increase in of long term debt also related to the acquisition of the Wireless Plus assets while the balance was capital leases. The Company received proceeds of $7,458,000 from the sale of its investment in EFJ and repurchased $1,329,000 in Common Stock in the public market and in a private transaction.

     The Company has invested a significant portion of its capital in the equipment and licenses necessary to construct the Roamer One Network. Additionally, the Company has invested significantly in inventory for the 220 MHz market either for sale to third parties or to be used to expand the Roamer One Network.

     In the future, the Company will require capital to link sites into the Roamer One Network and perform other upgrading functions to the current Roamer One Network and to fund operating expenses. The Company may build out the Roamer One Network through the acquisition of additional licenses through direct purchase of existing licenses (See Note 17 of Item 1), participation in the Phase II licensing auction and the development of marketing relationships with dealers and others. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer One Network and the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries.

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5,000,000 through December 1999. Borrowing under the Credit Agreement is secured by the assets of MUSA and bears interest at 1 1/2% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on

MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company uses borrowings under this Credit Agreement as security for letter of credit commitments and working capital on behalf of MUSA. As of June 30, 1998, there was indebtedness of $1,124,000 under this new line of credit.

     In December 1997, the Company entered into various agreements with Securicor as follows:

     A) A loan agreement ("December 1997 Facility"), which replaced the prior agreements, provides the Company the ability to borrow up to $29,500,000. The December 1997 Facility bears interest at 11 1/2% per annum payable at June 30, 2003. Principal payments will be $500,000 per month for 12 months beginning July 1, 2001, $1,000,000 per month for 11 months beginning July 1, 2002 with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility may be prepaid by the Company at any time in $1,650,000 increments without penalty. The December 1997 Facility must be repaid upon Securicor ceasing to be the beneficial owner of more than 50% of the Common Stock as a result of any transaction except the direct or indirect transfer of the Common Stock by Securicor and also is subject to mandatory prepayments at the rate of 50% of the net proceeds of any financing by the Company exceeding $8,000,000. Subject to the release of Securicor from certain letter of credit commitments, at June 30, 1998, the Company had approximately $3,585,000 in availability for future borrowings under the December 1997 Facility.

     B) Effective March 31, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $12,408,000. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Facility. The liquidation value of the Series A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of eleven and one-half (111/2%) percent of the original issue price of $1,000 per share and are cumulative. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if the market price of Common Stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Common Stock or distribution of a material portion of Intek's assets to the holders of Common Stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law.

     C) During fiscal 1997, the Company received stock of Transcrypt International in exchange for its investment in EFJ. At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. During the first quarter of fiscal 1998, the Company disposed of its investment in Transcrypt International, receiving net cash proceeds of approximately $7,400,000. The difference between the proceeds and the carrying value of $10,000,000 was reimbursed during the second quarter of fiscal 1998 by Securicor.

     The Company is presently in negotiations to sell certain assets of the Equipment and Services Unit of Radiocoms for cash. The assets to be sold relate to certain non-core business activities in the U.K. which include the operation of a wireless business radio network, distribution of mobile radio systems equipment and contract engineering support and equipment maintenance. Management of the Company expects the transaction to be consummated in the fourth quarter. The Company anticipates that it will receive approximately $8,000,000 in proceeds.

     Additional funding will be required by the Company in fiscal 1999 for its fiscal year operating budget and for acquisition of additional licenses for the Roamer One Network through cash purchases from other 220 MHz licenses holders and through the FCC auction process. The Company is considering a number of financing alternatives, including strategic partners, joint ventures, and, if market conditions permit, a financing involving a private or public placement of its or an affiliate's securities. While the Company does need additional financing, there can be no assurance that the Company will be able to obtain additional financing on a timely basis or on acceptable terms.

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

Item 2.    Changes In Securities.
           (a)   None.
           (b)   None.
           (c)   Recent Sales of Unregistered Securities
     During the third quarter of fiscal 1998, the Company issued an aggregate of 400,608 shares of Common Stock for the acquisition of stock of Data Express from its 12 shareholders. This transaction is described in Item
1. FINANCIAL STATEMENTS. Note 18, "Acquisition of Mobile Data Solutions." During the third quarter of fiscal 1998, the Company issued, under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 400,608 shares of Common Stock for the acquisition of those shares of Data Express.

           (d)  Not applicable.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.

     Recently, the SEC amended its rule governing a company's ability to use discretionary proxy authority with respect to shareholder proposals which were not submitted in time by the shareholders to be included in the proxy statement. As a result of that rule change, in the event a shareholder proposal is not submitted to the Company prior to December 14, 1998, the proxy to be solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 Annual Meeting of Shareholders without any discussion of the proposal in the proxy statement for such meeting.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  None

Exhibit No.
-----------
3.1(i)           Articles of Incorporation of Intek Global Corporation (the
                 "Registrant").                                                               (1)

3.1(ii)          By-Laws of the Registrant.                                                   (2)

4                Instruments defining rights of security holders                              (3)

10               Material contracts                                                           (3)

11               Statement re computation of per share earnings.                              (3)

12               Statement re computation of ratios.                                          (3)

15               Letter re unaudited interim financial information                            (3)

18               Letter re change in accounting principles                                    (3)

19               Report furnished to security holders                                         (3)

21               Subsidiaries                                                                 (4)

22               Published Report regarding matters submitted to vote of security
                 holders                                                                      (3)

23               Consents                                                                     (3)

24               Power of Attorney                                                            (3)

27               Financial Data Schedule                                                      (5)

(1) This exhibit is contained in the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1998, filed with the Commission on May 15, 1998 (Commission File No. 0-9160) and incorporated herein by reference.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3)  Not Required

(4) This exhibit is contained in the Registrant's Annual Report for the year ended September 30, 1997, filed with the Commission on January 13, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(5)  Included in this report.



     (b)  Reports on Form 8-K.

          None.

                    INTEK GLOBAL CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:     August 14, 1998


INTEK GLOBAL CORPORATION




By:        /s/ George A. Valenti
           ---------------------------------
           George A. Valenti
           Chief Financial Officer