Form 10-K
period 1998-09-30
INTEK GLOBAL CORP
filed 1998-12-24
CIK 50977

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO______

                          COMMISSION FILE NUMBER:0-9160

                            INTEK GLOBAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                             04-2450145
              (STATE OF INCORPORATION)                  I.R.S. EMPLOYER
                                                     IDENTIFICATION NUMBER

                  99 PARK AVENUE                              10016
                   NEW YORK, NY
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)            (ZIP CODE)

       Registrant's telephone number, including area code: (212) 949-4200

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
                                   Yes   X    No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 18, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $19,375,874. The number of shares outstanding of the Registrant's Common Stock was 42,303,038 as of December 18, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later that 120 days after the Registrant's fiscal year ended September 30, 1998.

INDEX

PART I............................................................................................................5
   Item 1.   Business.............................................................................................5
     Forward-Looking Statements...................................................................................5
     Introduction.................................................................................................5
     Business Strategy............................................................................................6
     Business Acquisitions and Significant Items..................................................................6
     Wireless Communications Industry.............................................................................7
        General...................................................................................................7
        LMR.......................................................................................................8
        SMR.......................................................................................................8
     LM Research and Development..................................................................................9
        Benefits of LM Technology.................................................................................9
        Benefits in an SMR System.................................................................................9
     SMR Systems Management and Operation.........................................................................9
     Equipment Distribution......................................................................................10
        LM Related...............................................................................................10
        Non-LM Related...........................................................................................11
     Manufacturing...............................................................................................11
     Patents, Trademarks and Trade Secrets.......................................................................11
     Competition.................................................................................................11
        Technology...............................................................................................12
        SMR Systems Management and Operation.....................................................................12
        Equipment Distribution...................................................................................13
        Manufacturing............................................................................................13
     Government Regulation.......................................................................................13
        United States............................................................................................13
        International............................................................................................14
     Risk Factors................................................................................................14
        Risk of Uncertain Market Acceptance......................................................................14
        Competing Services.......................................................................................15
        Supplier Risk............................................................................................15
        Dependence on Government Regulation......................................................................15
        Need for Additional Capital..............................................................................15
        Control by Majority Shareholder..........................................................................15
     Employees...................................................................................................15
   Item 2.   Properties..........................................................................................15
   Item 3.   Legal Proceedings...................................................................................16
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................16
   Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters................................17
     Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.............17
     Recent Sales of Unregistered Securities.....................................................................17
   Item 6.   Selected Financial Data.............................................................................18
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............19
     Overview....................................................................................................19
     Results of Operations.......................................................................................20
     Liquidity and Capital Resources.............................................................................26
     Effects of Inflation........................................................................................29
     Year 2000...................................................................................................29
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................................30
   Item 8.   Financial Statements and Supplementary Data.........................................................30
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................30
PART III.........................................................................................................31
   Item 10.  Directors and Executive Officers of the Registrant..................................................31



   Item 11.  Executive Compensation..............................................................................31
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................31
   Item 13.  Certain Relationships and Related Transactions......................................................31
PART IV..........................................................................................................32
   Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K...................................32

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


INTRODUCTION

     Intek Global Corporation, a Delaware corporation, is a provider of spectrum-efficient wireless communications technology, products and services. Unless otherwise indicated, the "Company" refers to Intek Global Corporation and its subsidiaries.

     Linear Modulation Technology, Ltd. ("LMT") is a subsidiary of the Company's Securicor Radiocoms Limited ("Radiocoms") subsidiary. LMT has developed and patented a proprietary linear modulation ("LM") technology ("LM Technology") for various wireless communications applications including specialized mobile radio ("SMR"), land mobile radio ("LMR"), and personal communications services ("PCS"). LM Technology is a narrowband technology designed to capitalize on the worldwide need for more efficient use of the radio spectrum. LM Technology can overlay digital and analog radio transmissions and provide up to a six-fold increase in a system's capacity.

     The Company provides wireless communications services for voice and data to its subscribers in the U.S. utilizing radio frequencies licensed to or managed by the Company's subsidiaries. The Company holds the most licenses in the 220 to 222 MHz ("220 MHz") frequency band in the U.S. The Company provides two-way 220 MHz SMR services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's LM Technology. The Company will roll out sites relative to customer requirements. The Company's SMR sites, including four major regional and national markets, are referred to as the Roamer One Network. The transmitters (base stations) and radios used on the Roamer One Network are manufactured by Radiocoms and various outside firms.

     LM Technology products are distributed in the U.S. by Midland USA, Inc. ("MUSA"), a subsidiary located in Kansas City, MO. MUSA also distributes SMR and LMR products of other manufacturers through a well-established base of authorized dealers and agents, some of whom market Roamer One's services.

     The Company's SMR businesses, and the communications products the Company distributes, are regulated in the U.S. by the Federal Communications Commission ("FCC"), and in the U.K. by the Radio Communications Agency ("RA"). A significant portion of the Company's business affairs (as well as those of its competitors) is subject to changes in regulatory rules and policies. Such changes can increase the level of competition and the cost of regulatory compliance, and affect the methods by which the Company manages its SMR systems and its ability to obtain or keep licenses. Each FCC proceeding is subject to reconsideration, appellate review, and FCC modification from time to time. There are other similar governmental regulatory bodies that may affect the Company's ability to operate other SMR systems or sell wireless communications products and technology in other countries.

BUSINESS STRATEGY

     The Company's objective is to become a leading international provider of cost-effective, spectrum-efficient wireless technologies, products and services.

     To achieve this objective, the Company is pursuing a three-tiered strategy. First, the Company intends to commercialize its LM Technology on a global basis. Second, the Company intends to establish itself as a leading provider of airtime services, for both voice and data, to local, regional and national subscribers. Third, the Company intends to establish itself as the premier distributor of spectrum-efficient and other products to the land mobile radio business, both domestically and internationally.

     The Company's focus is to promote worldwide commercialization of spectrum-efficient wireless communications technology including LM Technology by:

          - Licensing LM Technology to other wireless communications equipment manufacturers.
          - Fostering key strategic relationships to develop LM Technology applications.
          - Supplying LM Application Specific Integrated Circuits ("ASICs") to other equipment manufacturers for incorporation into their products.
          - Developing new products based on LM Technology for the entire wireless communications industry, but with a focus on LMR applications.

     In addition, FCC initiatives, as well as initiatives in the European Union ("EU") by the European Telecommunications Standards Institute ("ETSI"), may result in other significant markets for the Company's LM Technology.

     During fiscal 1998, the Company put in place its license infrastructure, having successfully acquired 181 licenses during the FCC's Phase II auction completed in November 1998. Certain of the licenses acquired at the FCC Phase II auction will be assigned, partitioned or disaggregated to the National Rural Communications Cooperative ("NRTC") pursuant to an agreement. See "Business - Business Acquisitions and Significant Items." As a result, the Company can now approach larger customers concentrated in four wide-area major geographic areas: California, St. Louis, Kansas City, and the New England corridor between Boston, Massachusetts and Rochester, New York.

     The Company is actively seeking other partners in other areas of the world to operate SMR systems. As appropriate, the Company may also seek to acquire or manage SMR systems, both in the U.S. and worldwide, utilizing technologies other than LM Technology.

     The Company is actively marketing its 220 MHz products (base stations and radios) to those U.S. license holders who, as of yet, have not constructed their systems, or who want to upgrade their current systems to the more technologically advanced systems offered by the Company. The Company also is marketing its products to potential new public safety license holders that will result from changes currently being made in FCC regulation and to new license holders who acquired licenses in the recent Phase II auction. See "Business - Government Regulation."

     The Company also is expanding its "Midland"-branded product line of traditional LMR and SMR products of other manufacturers which it distributes through MUSA.


BUSINESS ACQUISITIONS AND SIGNIFICANT ITEMS

     In December 1997, the Company acquired assets of Wireless Plus, Inc., a Hayward, California-based SMR service provider.

     In February 1998, the Company entered into an agreement with Kukjae Electronics, Ltd. Co. of South Korea, one of that nation's leading manufacturers of mobile radio equipment, allowing Kukjae to manufacture and sell LM-compatible radio products and operate narrowband radio networks based on LM technology.

     In April 1998, the Company signed a five-year technology, development and supply agreement with Nokia Telecommunications OYJ, part of Nokia Corporation of Finland. The agreement incorporates key components of the LM Technology into Nokia's TETRA (Trans European Trunked Radio) product lines, the standard of which is the only European standard for digital professional mobile radio.

     In May 1998, the Company acquired privately-held Mobile Data Solutions, Inc., operator of Data Express, a leading developer and supplier of wireless data solutions for the mobile marketplace, including "Fleet Management 2000," a licensed product which provides critical real-time vehicle-tracking information.

     In July 1998, the FCC approved the first LM Technology-based VHF high band radio system for frequencies between 150 and 162 MHz. The FCC formally certified that LM Technology meets all pre-defined narrowband technical requirements and permits the Company to market LM Technology radio systems for those frequencies.

     In August 1998, the Company's Radiocoms subsidiary sold certain assets to Securicor Information Systems Limited ("SIS"), a U.K. subsidiary of Securicor plc, for $8.5 million. The divested assets related to non-core distribution business activities not associated with LM Technology.

     In August 1998, the Company acquired certain assets of ComTech Communications, Inc., including eleven licenses in the 220 MHz spectrum, and subsequently entered into a letter of intent, resale agreement and equipment lease relating to ComTech's Phase I national FCC license.

     In September 1998, the Company entered into an exclusive strategic alliance and distribution agreement with the 220 MHz unit of NRTC, a national telecommunications company servicing the advanced telecommunications needs of over 900 rural utilities and affiliated organizations. In accordance with the alliance with the NRTC, the Company targets sales of approximately $50 million in LM products over the next five years. The Company also expects to provide a broad range of essential services to the NRTC, including system design and construction, system management, maintenance and repair, customer service, marketing and advertising support.

     In November 1998, the Company announced that it successfully bid on two 10-channel nationwide, seven 15-channel regional, and 172 10-channel Economic Area ("EA"), or local, business radio airwave licenses (a total of 181 licenses) in the FCC Phase II auction of new 220 MHz spectrum licenses which concluded in September. As part of its arrangement with the NRTC, the Company will share with NRTC the approximately $12.2 million cost of the new licenses. The Company will assign one nationwide and certain EA licenses to NRTC, disaggregate six "regional" and one EA licenses and partition certain EA licenses to NRTC. In total, the newly-acquired licenses represent a substantial increase in the Company's available spectrum in fiscal 1999.

WIRELESS COMMUNICATIONS INDUSTRY

     GENERAL

     While two-way LMR communications in the U.S. has been available for many years, the provision of wireless communications as an industry has only developed generally since 1970, as a result of various licensing actions taken by the FCC. The wireless industry provides high quality communication services for vehicle mounted and hand portable telephones and other two-way radio units in various frequency bands. Today, the wireless communications industry is composed principally of telephony systems (cellular and PCS), paging systems, mobile data providers and SMR systems, some of which also employ enhanced services and digital technology ("ESMR") and provide telephone interconnect. The first commercial SMR systems became operational in 1974, while the first commercial cellular system was not operational until 1983. Historically, SMR service has been provided utilizing 800 or 900 MHz bands.

     The evolution of narrowband technology is a result of the RA's and FCC's efforts to achieve spectrum efficiency for all types of broadcast service. The 220 MHz band was allocated to explore further the development of narrowband equipment (mandated at 5 KHz) in a "virgin" spectrum, virtually free of existing licensees or authorized users. The FCC adopted its rules and opened a filing window for applications for licensing of SMR and other private land mobile communication systems in 220 MHz band in 1991 ("Phase I Licensing"). Licenses for local 220 MHz SMR systems were issued in 1993. Approximately 3,300 five channel trunked licenses were awarded to licensees in 220 MHz of which an estimated 1,000 were constructed. The Company believes the number of currently commercially operational 220 MHz systems is very small. The FCC held an auction, which concluded in November 1998, for additional 220 MHz licenses ("Phase II licenses").

     In the U.S., most users of wireless communications are subscribers to cellular, PCS, ESMR and/or paging services. The next major segment of wireless communications users are private, public safety and governmental

LMR users followed by users of commercial SMR systems including the Roamer One Network.

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

     LMR

     LMR systems are user owned two-way radio systems. These systems serve business and industrial users as well as public safety and governmental users. Utility companies, package handlers, fire and paramedic vehicles and other public safety concerns are typical LMR users who may own or lease entire systems in a local area. LMR systems meets the need of these users because they require a form of voice communication from a dispatch, or base station location, to a fleet of vehicles.

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

     The Company's LM Technology, with its patented system capacity enhancement features, is one such technology that provides additional capacity through narrowband technology. See "Business - LM Research and Development."

     According to published data, there are 19 million LMR users in the U.S. today. This market is projected to grow substantially primarily because of the FCC's refarming efforts.

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

     Industry sources currently estimate that, in the aggregate in the U.S., the number of SMR units in service has increased from fewer than 380,000 in 1985 to approximately 4.6 million in 1998. While approximately 50% of the SMR industry subscribers are ESMR subscribers, the remaining subscribers today are utilizing trunked channels with traditional, push-to-talk voice radios. Subscribers consist mainly of service companies such as contractors, plumbers, electricians, roofers, maintenance personnel and other operators of fleets of vehicles. Also comprising a large segment are couriers, limousine services and other transportation companies. Only recently, however, SMR operators have offered other applications besides voice transmission. These services include automatic vehicle location, mobile messaging and other slow, medium and high-speed data applications. LM Technology is ideally suited for transmission of data at high speeds while providing crisp and clear voice communication with the same mobile radio unit.

     The Company's SMR systems operate in the U.S., Relayfone is an SMR system operating in the U.K. but was sold during fiscal 1998.


LM RESEARCH AND DEVELOPMENT

     The focus of the Company's research and development and product development efforts over the last several years has been the development of LM Technology and products for the 220 MHz market. The Company's product development efforts are being refocused to reduce the cost of the Company's current line of 220 MHz radios and to develop products for the other developing worldwide markets for narrowband technology. The Company spent approximately $1.9 million in fiscal 1998, $3.3 million in fiscal 1997 and $3.2 million in fiscal 1996 on research and development.

     BENEFITS OF LM TECHNOLOGY

     -    Provides up to a six-fold increase in radio system capacity.
     - Overlays an existing radio system avoiding the cost of having to replace the original system.
     - Improves existing radio system performance; incrementally adds capacity to LMR protocols such as APCO 25 and TETRA as well as FM and CDMA, FDMA and TDMA cellular protocols. LM Technology works in both analog and digital environments.
     - Allows for high speed, two-way data transmission at up to 16.8 kbps.

     BENEFITS IN AN SMR SYSTEM

     For an SMR system operator, including Roamer One, the Company's LM products are:

     - Stable when a system is being operated with a large numbers of subscribers providing an excellent quality of service and an effective means to "network" multiple sites and multiple channels. Presently, certain SMR operators utilizing other technologies are unable to network their systems in an efficient manner.
     - Able to allow for the assignment of an electronic site address for the station and a unique identity number for the mobile radio. These features allow for the control of and the accounting for, each subscriber on the service.
     - Designed to allow for "roaming" over multiple sites servicing wide coverage areas.
     -    Capable of high speed two-way data transmission

220 MHz SMR SYSTEMS MANAGEMENT AND OPERATION

     In the U.S., Roamer One historically participated in the SMR market by focusing on the construction and management of systems on behalf of other FCC licensees ("Managed Systems"). Today, the Company's major focus is owning and operating 220 MHz SMR systems on its own behalf. In some markets, Managed Systems constitute a portion of the network the Company is marketing. The Roamer One Network is constructed using trunked, generally networked, sites utilizing LM Technology. While the Roamer One Network covers many major markets in the U.S., individual markets are not interconnected, and, at this time it is not the Company's intention to link the markets nationally.

     The Company is authorized to provide services across the U.S. and will be rolling out sites relative to customer requirements. The Company does not yet have systems in certain markets in which it desires to operate and needs to expand capacity in certain of its current markets. The Company will continue to acquire, and in some instances sell, licenses that do not fit into its marketing plans. MUSA presently has 220 MHz base stations in inventory that, if not sold to third parties, could be used by the Company to build 200 additional sites.

     During fiscal 1998, the Company continued to redirect its marketing campaign for the Roamer One Network from a national campaign to a focused specific geographic campaign beginning with targeted businesses in four wide-area geographic markets. The Company offers its SMR subscribers service packages customized to fit a subscriber's needs including -- in addition to basic two-way voice -- specific geographic coverage, various two-way data and vehicle location capabilities. Examples of data communications applications include the monitoring of such factors as vehicle fuel consumption, speed, and engine performance; two-way messaging; credit card reading for wireless authorizations; and remote control of any application or function (lights, valves, doors, switches, etc.). The Company bills subscribers a fixed charge for the specific services provided. Presently, there are no variable airtime charges. A subscriber can purchase, lease or rent from the Company the necessary radio equipment specifically designed to operate only on a LM Technology system.

     The Company markets its SMR services though its own direct sales force and through third-party dealers, some of who also may be dealers of MUSA. The Company also intends to market its services through resellers who purchase capacity on a Roamer One Network for a flat rate and resell the service to their own subscribers. The Company's direct sales staff is compensated through a combination of salary and commissions. Dealers are compensated through commissions and/or a radio equipment subsidy, and resellers earn the difference between what they pay the Company for system capacity and what they bill their subscribers.

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

     It is anticipated that during fiscal 1999 the Company will be actively expanding its SMR services in additional markets. The Company believes that its currently constructed licenses can support between 200,000 and 400,000 subscribers, although ultimately subscriber loading will depend on numerous factors, not the least of which are the Company's ability to commercially market its service, the applications used by the Company's subscribers, and the Roamer One Network performing technically as anticipated.

EQUIPMENT DISTRIBUTION

     The Company's equipment distribution business in the U.S. is conducted through MUSA. MUSA markets its product line through a national network of over 380 two-way radio dealers, as well as on a direct basis to larger accounts in the business and government sectors.

     LM RELATED

     In the U.S., the Company to date has focused its LM product development for the LMR market on the 220 MHz band because the FCC's licensing of 220 MHz in 1993 was the first regulatory recognition internationally of the need for narrowband technology that LM supports.

     Because the Company's development of its product line, including base stations, did not occur at the outset of 220 MHz licensing, most 220 MHz systems constructed in the U.S. as of today do not use the Company's equipment. The only major user of LM equipment is the Company. Other than for holders of several national licenses and non-nationwide systems within the American/Canadian border area as defined by the FCC, the mandatory construction dates for Phase I licenses have expired. Accordingly, the Company's marketing efforts for 220 MHz equipment in the U.S. has been limited to the aforementioned license holders of unconstructed systems, currently licensed system operators who desire to upgrade their systems to LM, and the public safety market which it is expected will shortly become able, under FCC regulations, to construct 220 MHz systems. With the completion of the FCC Phase II Licensing auction of 220 MHz frequency in November 1998, the Company will market LM equipment to those new license holders. It is anticipated the Phase II licensing will result in more constructed licenses than resulted from Phase I Licensing.

     Due to the need for spectrum efficiency in other frequency bands, especially UHF and VHF, the Company is presently developing products utilizing LM Technology for those applications. The Company believes that refarming of the bands below 512 MHz will stimulate the markets for products it may introduce in those bands. It is anticipated that certain of these products may become available for distribution in early calendar 1999.

     To date, the Company's international direct sales and marketing of LM products is not significant because the Company's LM product line has been focused mainly on the U.S. market. With the Company's current efforts to develop LM products for use outside the 220 MHz frequency band, the Company anticipates that active marketing of certain of these products will begin in fiscal 1999.

     The Company leases to third-parties LMR equipment on a short-term basis. In addition, the Company maintains and supports LMR systems and equipment for various customers.

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

     The Company presently does not market any products that comply with the Association of Public-Safety Communications Officials International ("APCO") standards which limits the Company's ability to market LMR products to many public safety and other governmental bodies. See "Business - Competition."

     In fiscal 1998, no single customer accounted for more than 5% of MUSA's product sales. Products manufactured by Hitachi Denshi Limited accounted for 68% of MUSA's sales.


MANUFACTURING

     The Company manufactures limited quantities of LM products, currently mobile radios, to support the introduction of LM products in the marketplace. The Company intends to outsource manufacturing of LM related products going forward. As demand for LM products increases, the Company anticipates granting licenses to, or sub-contracting with, third parties for volume production of equipment.

     In fiscal 1998, the Company realized approximately $3.2 million in revenue from affiliates of Securicor, down approximately 40% from the prior year.


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


COMPETITION

     The wireless communications industry is ever changing and developing new technologies. Competition consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. The Company believes that cellular, PCS, paging, data and ESMR services and products provide, to some extent, the same functionality as SMR and LMR services and, as such, will compete with the Company's products and services. The Company competes on the basis of service and product technology and quality, reliability, price, customer support and product features. None of the Company's product lines is dependent on any single customer, the loss of which would have a material adverse impact on the Company's business.

     TECHNOLOGY

     The Company's patented and proprietary LM Technology and its related products compete internationally with those of other manufacturers such as Motorola, Ericsson and Qualcomm Incorporated and distributors of mobile radio equipment seeking to provide spectrally efficient solutions in response to demands of both regulators and users. Most of the major established manufacturers have moved away from the existing "single communication channel" approach ("Frequency Division Multiple Access" or "FDMA"), to amalgamating several channels and pipelining information down the new, broader, channel in time slots ("Time Division Multiple Access" or "TDMA"), such as TETRA ("Trans European Trunked Radio") or overlaying a large number of coded information sets and decoding only the "wanted" set at the receiver ("Code Division Multiple Access" or "CDMA").

     APCO standards are widely followed in the U.S. by public safety and other governmental LMR users. The public safety market in the U.S. has been working for over 8 years on a new set of digital narrowband (12.5 KHz) standards being completed by the APCO under their Project 25 committees ("P25"). While APCO standards may compete with LM Technology in the narrowband market. APCO products can also incorporate LM Technology to improve performance.

     LM Technology is well suited to incorporate these standards. It also offers stand-alone LM operation to the much higher spectrum efficiency of 5 KHz (which exceeds APCO's ultimate goal of 6.25 KHz) with high quality voice and higher data speeds than that which is possible with the P25 standard. LM Technology products offer a timely, cost-effective solution to the public safety market that needs highly effective mobile high speed data solutions. The Company's products using LM Technology provide a narrowband, single or multiple communication channel solution to the problem of spectrum efficiency. Unlike narrowband solutions, complex wideband solutions such as TDMA and CDMA require large sections of unused spectrum to be available in continuous blocks. A narrowband solution permits a planned phasing-in of new technology and equipment, thereby enabling an upgrade of only those parts of a customer's system in which improved performance is needed or desired. In addition, unlike the existing alternative approaches, the LM narrowband approach provides a high degree of system planning flexibility by enabling a close match of available channels to the predicted traffic requirements in each particular geographical area of operation.

     SMR SYSTEMS MANAGEMENT AND OPERATION

     The Company has initially focused on providing business users with a low cost voice dispatch service and pre-packaged data applications. As a result of LM Technology, the Company also is able to provide subscribers with various other low and high-speed data applications. The Company has no plans to offer interconnected service to the public telephone network.

     In the SMR industry, the largest service provider is Nextel. Nextel, however, has commenced implementing a strategy of providing ESMR services, including telephone interconnection, which generally cost substantially more than the Company's services. The Company views Nextel's move to providing a higher-cost digital cellular-like service that also embodies two-way dispatch as an opportunity for the Company to gain subscribers. The Company believes that the Roamer One Network has a competitive advantage for the following reasons:

- Operating at 220 MHz, the Company's system can cover from one site an area that requires several sites when operating at 800 or 900 MHz; and the system is less susceptible to signal loss in certain terrain and conditions than those operating at higher frequencies. This results in lower initial capital costs as well as lower monthly operating costs.
- Because of LM Technology, the Company can provide its subscribers with not only limited text messaging but also high speed data. It is the intention of the Company to expand its high speed data capability into markets as dictated by subscriber requirements.

     There is no assurance that increased competition resulting from the FCC's additional 220 MHz licensing during 1998 will not adversely affect the Company's SMR business. See "Business-Government Regulation."

     Relayfone, in the U.K., was the Company's only provider of communications services outside the U.S. during fiscal 1998. This business was sold during the fourth quarter of fiscal 1998.

     EQUIPMENT DISTRIBUTION

     The LMR market in the U.S. is dominated by Motorola. Other major competitors are Ericsson, Inc., Kenwood and Transcrypt International. The remainder of the U.S. and North American market is divided up between a large number of suppliers. The Company competes on the basis of product quality, price, and the flexibility, support and responsiveness that the Company and its dealers provide. Additionally, the Company views its U.S. LMR equipment distribution business as a gateway to distribute and support LM products currently available and being developed which will allow the Company to compete on the basis of technology.

     In the 220 MHz narrowband equipment market, the Company currently has only one, smaller competitor, SEA, Inc., a subsidiary of Datamarine International, Inc. ("SEA"). Historically, SEA has been the major equipment supplier to the 220 MHz industry because SEA was in the marketplace before the Company when FCC regulations mandated system construction deadlines. Because of LM Technology, the Company believes that the 220 MHz systems it distributes offer an SMR operator greater system capabilities, including networking capability that is vital for spectrum utilization for wide area coverage.

     The Company viewed the FCC auctioning of additional 220 MHz licenses during 1998 as an opportunity for the Company's equipment distribution business. However, the increase in the size of the 220 MHz market, and interest in narrowband technology, may prompt other competitors to enter this market.

     See "Technology" section of "Business-Competition" for a discussion of the competitive environment related to LM products in the international market.

     MANUFACTURING

     The Company's contract manufacturing business is limited to medium-sized production runs and competes with numerous companies. The Company competes on the basis of price and the flexibility, support and responsiveness that it believes it provides to its customers. The Company's facilities are ISO 9001 and BABT 340 certified.

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

      LICENSING

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

     The Roamer One Network operates at 220 MHz under the authority of FCC Phase I licenses issued as a result of a lottery held by the FCC in 1991, and FCC Phase II licenses issued as a result of competitive bidding in an auction held by the FCC in 1998.

     While Phase I licenses are site specific, Phase II licensees may locate their base stations anywhere within their geographic borders provided, among other things, that co-channel Phase I licensees are protected from harmful interference consistent with criteria adopted by the FCC.

     Both Phase I and Phase II 220 MHz licensees that aggregate contiguous channels may deploy non-narrowband equipment (i.e., non-5 KHz) on their channels.

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

     The FCC has issued a series of decisions governing the refarming of the Private LMR bands in the U.S. below 512 MHz to increase the capacity of those bands and to promote generally the usage of spectrally-efficient equipment in the bands. The refarming decisions channelize the 150-174 MHz ("VHF") band and the 421-512 MHz ("UHF") band, respectively, with channel spacings of 7.5 KHz and
6.25 KHz, but provide the frequency coordinators the flexibility to recommend licensing inconsistent with these channel spacings, including licensing in 5 KHz spacings. The refarming decisions permit the introduction of centralized trunking systems in the refarmed bands with the consent of affected co-channel licensees. LM Technology is compatible with these refarming decisions.

     INTERNATIONAL

     To the extent that the Company's business expands and it distributes communications products or provides communications service in countries outside the U.S., it will become subject to numerous rules and regulations promulgated by foreign governmental administrative and regulatory organizations.

     Regarding the possible introduction of narrowband technology in the U.K. by the Company as either a service or equipment provider, in August 1993, the RA issued a policy statement entitled "Private Mobile Radio: 5 KHz Channels." In that statement the RA recognized that narrowband 5 KHz channeling was one of a number of possible ways of achieving the benefits of greater spectrum efficiency. The RA has indicated that it will be making spectrum available in narrowband channels in accordance with a common European approach. The RA stated that the progressive introduction of narrowband channels would enable users to take advantage of the new spectrally efficient technology and would provide a sound basis for manufacturers to supply product to the market.

RISK FACTORS

     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. Those that the Company regards currently as among the most significant are summarized below. See also "Business
- Forward-Looking Statements."

     RISK OF UNCERTAIN MARKET ACCEPTANCE

     LM Technology is a relatively new technology and there is a risk that the marketplace may not accept the potential benefits of the technology or that the technology may not perform to expectations. The commercial viability of the Roamer One Network is dependent upon the performance of the LM Technology and acceptance of such technology by the marketplace. Until products utilizing LM Technology progress through the commercial development stage, manufacturing costs may be substantially higher than competing products and the Company may be forced to sell equipment below its manufacturing costs.

     If Intek's products using LM Technology are not commercially accepted or do not have the capabilities the Company believes they have or can have, or manufacturing costs cannot be reduced, the future results of operations of the Company could be significantly and negatively impacted.

     COMPETING SERVICES

     Competition in the sale of wireless communication products and services is fierce. Given the wide variety of available wireless services, new subscribers will only be acquired if the Company has a service needed by potential subscribers and priced, along with the cost of the necessary radio equipment, attractively when compared to competing services and products. As a result, there is no assurance that the services provided on the Roamer One Network or the technology and products developed by the Company will be competitive with services, technology and products of other wireless communications companies.

     SUPPLIER RISK

     If Intek's supplies of non-LM Technology radios and accessories were no longer available, the future results of operations of the Company could be significantly and negatively impacted.

     DEPENDENCE ON GOVERNMENT REGULATION

     The current and planned operations of the Company can be adversely impacted by adverse actions taken by, or delays by, various regulatory authorities and it is impossible to predict, with any certainty, how the Company's operations will be impacted by the actions of these regulatory authorities. In most international markets there are similar, and in some instances, more stringent governmental regulatory overviews regarding wireless communications services and products including those offered by the Company.

     NEED FOR ADDITIONAL CAPITAL

     The Company will require additional cash resources to fund operations if its business plan is not realized. There can be no assurance that additional financing will be available on reasonable terms or at all.

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

EMPLOYEES

     As of September 30, 1998, the Company and its subsidiaries employed approximately 374 full-time employees. Of these, approximately 49 are employed in the Company's research and development efforts, 185 in manufacturing, 96 in equipment distribution and the provision of communications services with the remainder in corporate administrative and management functions. None of the Company's employees is represented by a collective bargaining agreement. The Company considers employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases its principal executive office, which is located at 99 Park Avenue, New York, New York comprising approximately 2,600 square feet, for an initial term of three years, expiring in March 2002. The Company also leases, for research, manufacturing, administrative and sales functions, approximately 14,300 square feet in Garden Grove, California under a 3 year lease, expiring in July 2001 and approximately 175,000 square feet in Kansas City, Missouri for administrative, sales, assembly and warehouse functions under a four year lease, expiring in August 2001 with a limited early termination date at the option of the Company in August 1999.

     The Company has vacated its former principal executive office located at 214 Carnegie Center, Princeton, New Jersey comprising approximately 2,500 square feet, for an initial term of five years, expiring in August 2002. While the Company intends to sublease the space to minimize its contractual exposure, there is no assurance that such a sublease can be obtained.

     The Company owns approximately 36,000 square feet of office and factory in Midsomer Norton, England, and leases two 2,000 square foot workshop and storage units in Midsomer Norton on nine and ten year leases expiring in November 2003. Two other storage units of 500 and 4,000 square feet are leased in Midsomer Norton under short rental agreements which expire during the first quarter of fiscal 1999.

     The Company leases approximately 231 antenna sites for transmission of its SMR services. The terms of the leases range from month-to-month to 5 years with provisions for renewals.

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

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file a second amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek Defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint.

     The Intek Defendants moved to dismiss the amended complaint. On September 30, 1998, the Court granted in part and denied in part the Intek Defendants' motion to dismiss the complaint and dismissed plaintiffs' RICO claims with prejudice. The Court granted plaintiffs leave to replead all claims (except their RICO claims) that were timely under the applicable statute of limitations.

     On October 23, 1998, the plaintiffs filed a third amended complaint which purported to allege claims under Section 10(b) and 20 of the 1934 Act and Rule 10b-5 promulgated thereunder, Section 12(1) and 12(2) of the 1933 Act and control person liability thereunder, and various common law state claims in connection with the sale and marketing of certain SMR Partnerships and the purported dissipation of assets of certain of these Partnerships. Plaintiffs seek rescissory damages with interest and punitive damages in an amount to be determined. The Intek Defendants filed an answer on December 14, 1998 to the third amended complaint. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company.

     In addition, from time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock trades on The Nasdaq Small-Cap Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "IGLC." The following table sets forth the high and low trade price as reported by Nasdaq for each quarter period indicated.

                                                      TRADE PRICE
                                           ------------------------------
                                             HIGH                  LOW
     Fiscal 1997                         ---------             ---------
December 31, 1996                         $  5-1/4             $  4-1/2
March 31, 1997                               5-1/2                2-1/2
June 30, 1997                                3-1/8                1-3/4
September 30, 1997                           2-1/8                1-5/8

     Fiscal 1998

December 31, 1997                         $      2             $1-34/64
March 31, 1998                               1-5/8                3-1/2
June 30, 1998                              2-44/64               4-3/16
September 30, 1998                         3-62/64                1-3/8

     The number of common stockholders of record was 602 on December 18, 1998. The last reported trade price for the Common Stock by Nasdaq on December 18, 1998 was $1.19.

     The Company has never paid a cash dividend and has no present intention to pay any cash dividends on the Common Stock.


     RECENT SALES OF UNREGISTERED SECURITIES

     On May 29, 1998, under Section 4(2) of the Securities Act, the Company issued 400,608 shares of Common Stock to thirteen shareholders of Mobile Data Solutions, Inc. pursuant to a Stock Purchase Agreement dated May 28, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data is derived from the Company's audited financials and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                          (THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                  1998                   1997                  1996                   1995
                                             -------------         --------------          -----------           --------------
STATEMENT OF OPERATIONS DATA:(1)
  Total Revenues                             $     35,654           $     42,284           $     23,899           $     32,601
  Total Costs and Expenses(2)                      97,196                 68,222                 34,317                 33,997
  Operating Loss                                  (61,542)               (25,938)               (10,418)                (1,396)
  Net Loss                                        (64,419)               (26,999)                (9,089)                (1,171)
  Loss applicable to Common Shareholders     $    (66,463)          $    (27,999)          $     (9,089)          $     (1,171)
  Net Loss Per Share applicable to Common    $      (1.58)          $      (0.74)          $      (0.36)          $      (0.05)
    Shareholders
  Weighted Average Number of                   42,151,142             37,885,371             25,000,000             25,000,000
    Shares Outstanding
BALANCE SHEET DATA:(1)
  Total Assets(2)                            $     80,114           $    112,565           $     50,253           $     37,463
  Working Capital                                  10,928                 21,289                 (5,268)                 3,538
  Long Term Debt                                   68,288                 45,577                 32,837                 23,187
  Shareholders' Equity (Deficit)(2)          $     (8,454)          $     53,848           $    (21,289)          $    (12,949)

----------------------
(1) See Note 2 "Basis of Presentation and Summary of Significant Accounting Policies - Principles of Consolidation" in Consolidated Financial Statements and Notes thereto appearing elsewhere herein.
(2) See Note 2 "Basis of Presentation and Summary of Significant Accounting Policies - "Intangible and Long Lived Assets" and Note 3 "Restructuring Charges" in Consolidated Notes to Financial Statements appearing elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes contained in Item 14 to this report. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business-Forward-Looking Statements" and "Business-Risk Factors."


     OVERVIEW

     The Company's mission is to create and supply spectrum efficient wireless technologies, products and services worldwide and to establish the Company as a dominant force in the wireless communications business.

     The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's patented and proprietary linear modulation technology. The Company is authorized to provide services across the U.S. and will install sites relative to customer requirements. The Company's SMR sites, including four major regional and national markets, are referred to herein as the Roamer One Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Roamer One Network. Additionally, the Company also has developed and continues to develop new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio products including those utilizing LM Technology.

     The Company presently has in inventory a substantial number of completed 220 MHz base stations and radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to the NRTC, to successful bidders in the recently completed FCC Phase II 220 MHz auctions, public safety market and dealers, as well as for utilization in the Roamer One Network.

     The Company has positioned itself strategically as a vertically integrated provider of spectrum efficient technologies, products and services. In addition to incorporating the benefits of LM into its products which are sold to third parties and used on the Roamer One Network, the Company also licenses its technology to third party manufacturers. The Company has redirected its marketing campaign of the Roamer One Network from a national campaign to a focused specific geographic campaign. The Company has focused its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Roamer One Network, as well as equipment sales to third parties will be impacted by factors such as the Phase II Licensing auction held by the FCC in November 1998. The FCC notified Intek that it will be awarded two 10-channel nationwide, seven 15-channel regional, and 172 10-channel EA, or local, Business Radio airwave licenses. As part of a co-funding partnering arrangement with the NRTC, Intek will share with NRTC the approximately $12 million cost of the new licenses. The Company will assign one nationwide and certain EA licenses to NRTC, disaggregate six regional and one EA licenses and partition certain EA licenses to NRTC.

     During the fourth quarter of fiscal 1998, Intek sold non-core, U.K.-based LMR distribution and maintenance assets to SIS. The sale price for the ESU assets was $8,500,000 resulting in a gain of $3,055,000. Due to the related party nature of the sale, the gain was recorded as a direct increase in shareholder equity (deficit). The sales price is subject to a post closing adjustment up to (pound)500,000 (approximately $800,000) depending on certain circumstances.

     The Company expects to incur operating losses and have a negative cash flow from operations for at least one year. This will result from expenses related to the buildout of the Roamer One Network and the investment required to build the Roamer One subscriber base.

     RESULTS OF OPERATIONS

     As discussed more fully in Note 2 "Basis of Presentation and Significant Accounting Policies ---Principles of Consolidation" to the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, results of operations for all years presented include Radiocoms but, Roamer One, MUSA and Intek corporate are only included for the periods subsequent to December 3, 1996 (i.e., the fiscal year ended September 30, 1998 and the ten-month period ended September 30, 1997.)

     The Company operates predominately in a single industry segment: provision of spectrum-efficient wireless technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.


FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES


     OVERVIEW

     Total revenues decreased by $6,630,000 (16%) from $42,284,000 in fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms) to $35,654,000 in fiscal 1998. Product sales decreased by $10,097,000 (26%) from $38,606,000 to $28,509,000 while service revenues increased by $3,467,000 (94%) from $3,678,000 to $7,145,000.


     PRODUCT SALES

     Sales of products for fiscal 1998 were $28,509,000, compared to $38,606,000 for fiscal 1997. Sales in fiscal 1997 were favorably impacted by improved deliveries of products to fill accumulated backorders, whereas sales in fiscal 1998 returned to more normal levels. Sales in the first half of fiscal 1998 were negatively impacted by late deliveries of a new line of radios from a major supplier. The supplier began to ship selected products on a timely basis in late December 1997. Sales began to increase during the second half of 1998 due to an improved supply of product and an aggressive marketing campaign.

     In November 1998, Intek announced a strategic alliance with NRTC to develop jointly 220 MHz narrowband business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. See "Liquidity and Capital Resources --- Future Capital Needs and Resources".


     SERVICE INCOME

     Service income for fiscal 1998 was $7,145,000, compared to $3,678,000 for fiscal 1997.

     Subscriber revenues generated by the Roamer One Network were $630,000 for fiscal 1998, an increase of $596,000 compared to $34,000 for fiscal 1997. The Company redirected its direct marketing campaign for the Roamer One Network late in fiscal 1997 from a national campaign to a focused specific geographic campaign beginning with targeted businesses in six wide-area geographic markets. At September 30, 1998, Roamer One had approximately 7,800 internally generated subscribers as well as approximately 2,700 subscribers from the Wireless Plus acquisition for a total of approximately 10,500 compared to approximately 1,000 at September 30, 1997. Subscriber revenues generated in the U.K. by the ESU Assets were $575,000 in fiscal 1998 compared to $717,000 in fiscal 1997. As mentioned previously, the ESU assets were sold during the fourth quarter of fiscal 1998.

     Non-subscriber income includes royalties, equipment rental and non-warranty repair. Non-subscriber revenues for fiscal 1998 were $6,515,000, compared to $3,644,000. The increase of $2,871,000 was primarily due to non-warranty repair and sales by ESU. The ESU assets were sold during the fourth quarter of fiscal 1998.

     In the third quarter, the Company entered into a 5-year technology, development and supply agreement between its LMT subsidiary and Nokia. Nokia's Trans European Trunked Radio product lines proposes to incorporate key components of the Company's proprietary LM Technology. The TETRA standard is the only European standard for digital professional mobile radio.

     South Korea's Kukjae Electronics, Ltd. Co. ("Kukjae"), one of Korea's leading manufacturers of mobile radio equipment, agreed in February 1998, to adopt the Company's patented LM Technology. The agreement, which was entered into in February 1998, allows Kukjae to manufacture and sell LM-compatible radio products and operate narrowband radio networks based on LM Technology. Product distribution will include Korea and potentially other Asian markets. Pursuant to the agreement, the Company provided Kukjae with the equipment and technical assistance needed to develop a demonstration system to introduce LM Technology to Korean industry, academic and government authorities. The demonstration period has not yet been sufficient to determine the financial impact of this agreement on the Company.

COST OF GOODS AND SERVICES PROVIDED AND GROSS PROFIT MARGIN

     OVERVIEW

     Total cost of revenues decreased by $12,109,000 (or 30.6%) from $39,585,000 (12 months of Radiocoms and 10 months of non-Radiocoms) to $27,476,000. Gross Margin increased by $5,479,000 (or 203%) from $2,699,000 to $8,178,000.


     COST OF PRODUCT SALES

     The cost of product sales decreased by $17,704,000 from $37,846,000 (98% sales) to $20,142,000 (71% sales). Cost of sales as a percentage of sales was favorably impacted by improved manufacturing cost controls and the growing strength of the U.S. Dollar against the Japanese Yen, providing reductions in the cost of products purchased in Japan. Gross Margin increased by $7,607,000 from $760,000 (2% sales) to $8,367,000 (29% sales).


     COST OF SERVICE PROVIDED

     The cost of service provided increased by $5,595,000 from $1,739,000 in fiscal 1997 (47% revenues) to $7,334,000 in fiscal 1998 (103% revenues). Gross Margin decreased by $2,128,000 from $1,939,000 (53% revenues) to a loss of $189,000 (3% revenues).

     Cost of subscriber service revenue includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes system maintenance, consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. Support for additional licenses acquired from third parties in fiscal 1998 and creation of the infrastructure to support subscribers resulted in increases during fiscal 1998. Roamer One's site and technical support expenses were $4,401,000 in fiscal 1998, compared to $2,084,000 for fiscal 1997.


OTHER OPERATING EXPENSES

     SALES AND MARKETING

     Sales and marketing expenses increased by $4,146,000 (98%) from $4,214,000 in fiscal 1997 (10% revenues) (12 months of Radiocoms and 10 months of non-Radiocoms) to $8,360,000 in fiscal 1998 (23% revenues). Sales and marketing expenses have been increasing monthly due to the creation of a sales organization in connection with the loading of the Roamer One Network. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.

     During fiscal 1998, the Company redirected its marketing campaign of the Roamer One Network from a national campaign to a focused specific geographic campaign. The intent is to reduce selling cost per subscriber while developing a selling model that can be duplicated in other geographic areas throughout the nation.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $1,913,000 (5% revenues) for fiscal 1998 were 41% lower than the expenses of $3,266,000 (8% revenues) for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). This reduction was due to an increased focus on high priority projects using internal resources and a corresponding reduction in use of sub-contract and consulting labor.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses of $16,735,000 (47% revenues) for fiscal 1998 were $58,000 higher than the expenses of $16,677,000 (39% revenues) for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). General and administrative expenses consist of salaries, consultants, office rent, legal, audit, public relations and shareholder relations costs, insurance, and recruiting.

     DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible assets related to the acquisition of all the issued and outstanding common stock of Radiocoms (the "Radiocoms Acquisition") and the acquisition from Midland International Corporation, a wholly-owned subsidiary of Simmonds Capital Limited, its U.S. land mobile radio distribution business, and certain of its assets ("the Midland Transaction") were $6,711,000 and $4,480,000, respectively, for fiscal years 1998 and 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). The 50% increase in depreciation and amortization expense for fiscal 1998 from that reported in fiscal 1997 results from the inclusion of additional Roamer One and Midland USA, Inc. ("MUSA") plant and equipment in fiscal 1998, together with a full year of amortization of the intangible assets related to the Radiocoms Acquisition which did not begin until December 3, 1996.

     RESTRUCTURING CHARGES

     During the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $1.6 million related to planned staff reductions, termination of lease costs associated with the consolidation of office space and site leases, and equipment removal costs.

     In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has consolidated financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale.

     During the fourth quarter of 1998, approximately $200,000, primarily severance, was charged against the restructuring reserve resulting in a remaining balance of $1.4 million at September 30, 1998. The remaining amount of the restructuring reserve is expected to be utilized during fiscal 1999.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of long-lived and intangible assets might warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with those assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangible assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

     During the fourth quarter of 1998, the Company determined that the recovery of the carrying value of its goodwill related to the Radiocoms Acquisition is unlikely. Accordingly, the Company recorded a non-cash charge of $34.4 million to write-off the goodwill.

OPERATING LOSS

     Intek's operating loss including charges for restructuring and impairment of long-lived assets was $61,542,000 for fiscal 1998, compared to a loss of $25,938,000 for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). In addition to a fiscal 1998 restructuring charge of $1,613,000 and a $34,388,000 write-off of goodwill, the loss was due to growth in subscriber revenue not being sufficient to offset the cost of the Roamer One Network's infrastructure and subscriber acquisition cost, as well as from product shortages caused by late deliveries of a new line of radios from a major supplier.

INTEREST EXPENSE

     Interest expense for fiscal 1998 was $2,862,000 compared to $2,894,000 for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). Of the total, $141,000 related to borrowings from third parties and $2,721,000 related to borrowings from Securicor (of which $1,233,000 was added to principal and the balance is accrued).

NET LOSS

     The consolidated net loss after taxes for the year ended September 30, 1998 was $64,419,000. The net loss before charges for restructuring and impairment of long-lived assets was $28,418,000. The net loss for the year ended September 30, 1997 was $26,999,000 including Radiocoms for the entire year and Roamer One, MUSA and corporate for the ten months ended September 30, 1997

PREFERRED DIVIDENDS

     Pursuant to the terms of the Radiocoms Acquisition, $20 million of intercompany balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms preferred stock with a par value of $1 per share. The intercompany balance in excess of the redemption value of the Radiocoms preferred shares was contributed to the capital account of Radiocoms. The preferred shares must be redeemed on June 30, 2006 and bear a dividend rate of 6%. Dividends of $1,000,000 and $1,200,000 were accrued and contributed to the capital account in fiscal 1997 1998 respectively.

     Effective March 1, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $12,408,000. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Facility. The liquidation value of the Series A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of eleven and one-half (11 1/2%) percent of the original issue price of $1,000 per share and are cumulative. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if the market price of Common Stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Common Stock or distribution of a material portion of Intek's assets to the holders of Common Stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law. During fiscal 1998, Intek accrued dividends totaling $844,000 which are included in the total Intek Global preferred stock balance at September 30, 1998 of $13.3 million.

LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting dividends on preferred stock, the loss applicable to common shareholders for the year ended September 30, 1998 was $66,463,000, compared to the loss $27,999,000 for the year ended September 30, 1997. After adjusting fiscal 1998 for the restructuring charge and write-off of goodwill, the net loss applicable to

Common Shareholders was $30,462,000, an increase of $2.4 million over fiscal 1997's loss.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES

     OVERVIEW

     Because Securicor acquired more than a 50% controlling interest in Intek through the Radiocoms Acquisition, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes, with Radiocoms considered the acquiring company, although Intek is the surviving company under corporate law. Accordingly, the consolidated financial statements for fiscal 1997 include only the accounts of Radiocoms and its subsidiaries prior to the date of the acquisition (December 3, 1996) and statements for fiscal 1996 include only the accounts of Radiocoms and its subsidiaries.

     Total revenues increased by $18,385,000 (77%) from $23,899,000 in fiscal 1996 (Radiocoms only) to $42,284,000 in fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). Product sales increased by $15,610,000 (68%) from $22,996,000 to $38,606,000 while service revenues increased by $2,775,000 (307%)
from $903,000 to $3,678,000.

     PRODUCT SALES

     Sales of products for fiscal 1997 were $38,606,000, compared to $22,996,000 for fiscal 1997. Fiscal 1997 product sales in the United States were favorably impacted by improved deliveries of products to fill orders that had been previously backordered by the prior owner because of working capital limitations. Radiocoms for fiscal 1997 had a 66% increase from that reported in fiscal 1996, primarily due to an equipment supply contract the Company obtained from the U.K. Ministry of Defence.

     SERVICE INCOME

     Service income for fiscal 1997 was $3,678,000, compared to $903,000 for fiscal 1996. Of this income, $717,000 in fiscal 1997 and $903,000 in fiscal 1996 was directly related to the ESU operations.


COST OF GOODS AND SERVICES PROVIDED AND GROSS PROFIT MARGIN

     OVERVIEW

     Total cost of revenues increased by $19,501,000 from $20,084,000 (Radiocoms only) to $39,585,000 (12 months of Radiocoms and 10 months of non-Radiocoms). Gross margin decreased by $1,116,000 (29%) from $3,815,000 (16% revenues) to $2,699,000 (6% revenues).

     COST OF PRODUCT SALES

     The cost of product sales increased by $17,993,000 from $19,853,000 (86% sales) in fiscal 1996 to $37,846,000 (98% sales) in fiscal 1997. Cost of sales as a percentage of related sales was abnormally high due to the cost of certain LM base stations sold being in excess of the related revenue received.


     COST OF SERVICES PROVIDED

     The cost of service revenues increased by $1,508,000 from $231,000 in fiscal 1996 (26% revenues) to $1,739,000 in fiscal 1997 (47% revenues).

     Cost of subscriber revenue includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. During fiscal 1997, a significant portion of these expenses were related to operation and maintenance of sites which had not been loaded with subscribers.

OTHER OPERATING EXPENSES

     SALES AND MARKETING

     Sales and marketing expenses increased by $2,946,000 (232%) from $1,268,000 in fiscal 1996 (5% revenues) (Radiocoms only) to $4,214,000 in fiscal 1997 (10% revenues) (12 months of Radiocoms and 10 months of non-Radiocoms). Sales and marketing expenses have been increasing monthly due to the creation of a sales organization in connection with building the subscriber base on the Roamer One Network. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.

     RESEARCH AND DEVELOPMENT

     Research and development expenses of $3,266,000 (8% revenues) for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms) were not materially different from the expenses of $3,154,000 (13% revenues) for fiscal 1996 (Radiocoms only).

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by $8,376,000 (101%) from $8,301,000 (35% revenues) in fiscal 1996 (Radiocoms only) to $16,677,000 (39%
revenues) in fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms). General and administrative expenses consist of salaries, consultants, office rent, legal, audit, public relations and shareholder relations costs, insurance, and recruiting.

     DEPRECIATION AND AMORTIZATION

     Depreciation of fixed assets and amortization of the intangible assets related to the Radiocoms Acquisition and Midland Transaction were $4,480,000 and $1,510,000, respectively, for fiscal years 1997 (12 months of Radiocoms and 10 months of non-Radiocoms) and 1996 (Radiocoms only). The 196.7% increase in expense for fiscal 1997 from that reported in fiscal 1996 results from the inclusion of Roamer One and MUSA plant and equipment in the fiscal 1997 calculation, together with the amortization of the intangible assets related to the Radiocoms Acquisition which did not begin until December 3, 1996.

OPERATING LOSS

     Intek's operating loss was $25,938,000 for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms), compared a loss of $10,418,000 for fiscal 1996 (Radiocoms only). The loss was due to subscriber count not being sufficient to offset the cost of the Roamer One Network's.

OTHER INCOME (EXPENSE)

     INTEREST

     Interest expense for fiscal 1997 (12 months of Radiocoms and 10 months of non-Radiocoms) $2,894,000 compared to $1,715,000 for fiscal 1996 (Radiocoms only). Of the interest expense, $883,000 related to borrowings from third parties and $1,364,000 related to borrowings from Securicor (of which $858,000 was added to principal and the balance is accrued) and $647,000 was imputed interest on convertible debt and warrants resulting from the Company's capital raising efforts.

     GAIN ON SALE OF LONG TERM ASSETS

     During the month of December 1996, the Company sold real property relating to a discontinued operation for a gain of $766,000. Offsetting this is a loss on the write-down of fixed assets in the amount of $442,000.


NET LOSS

     The consolidated net loss after taxes for the year ended September 30, 1997 was $26,999,000 including Radiocoms for the entire year and Roamer One, MUSA and corporate for the ten months ended September 30, 1997. For the year ended September 30, 1996, the net loss (attributable only to Radiocoms) was $9,089,000

PREFERRED DIVIDENDS

     Pursuant to the terms of the Radiocoms Acquisition, $20 million of intercompany balances between Radiocoms and Securicor were converted into 20,000 shares of Radiocoms preferred stock with a par value of $1 per share. The intercompany balance in excess of the redemption value of the Radiocoms preferred shares was contributed to the capital account of Radiocoms. The preferred shares must be redeemed on June 30, 2006 and bear a dividend rate of 6%. Dividends of $1,000,000 relating to 1997 shall be paid through the issuance of preferred shares. Dividends of $1,000,000 were accrued and contributed to the capital account in fiscal 1997.

LOSS APPLICABLE TO COMMON SHAREHOLDERS

     After deducting unpaid dividends on preferred stock of Radiocoms held by Securicor related to the Radiocoms Acquisition, the loss applicable to common shareholders for the year ended September 30, 1997 was $27,999,000 (12 months of Radiocoms and 10 months of non-Radiocoms), compared to a loss of $9,089,000 for the year ended September 30, 1996 (Radiocoms only).

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

     CASH FLOWS

     For the year ended September 30, 1998, the Company used $15,554,000 in cash for operating activities, $7,130,000 was spent for capital expenditures and $8,257,000 was spent for FCC licenses. Through its financing activities, the Company raised approximately $15,515,000 in new debt from Securicor. The Company also incurred $2,425,000 of short term debt of which $992,000 was related to capital leases, $441,000 related to bank lines of credit used to repurchase Common Stock in a private transaction and the balance was related to the acquisition of the FCC licenses and Wireless Plus assets. Of the $1,694,000 increase in of long term debt, $1,374,000 also related to the acquisition of the Wireless Plus assets while the balance was capital leases. The Company received proceeds of $7,458,000 from the sale of its investment in E.F. Johnson ("EFJ") and repurchased $1,329,000 in Common Stock in the public market and in a private transaction.

     In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor which replaced all prior loan agreements. The December 1997 Facility provides the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek common stock as a result of any transaction except the direct or indirect transfer of the Intek common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. At September 30, 1998, the amount payable under the December 1997 Facility totaled $30.7 million, consisting of original principal borrowings of $29.5 million and capitalized interest of approximately $1.2 million.

     Effective March 31, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for $12.4 million. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Facility. The liquidation value of the Series A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of eleven and one-half percent (11 1/2%) of the original issue price of $1,000 per share and are cumulative. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if the market price of Common Stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Common Stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Common Stock or distribution of a material portion of Intek's assets to the holders of Common Stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law.

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

     During the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $1.6 million related primarily to planned staff reductions, termination of leases associated with the consolidation of office space and site leases, and equipment removal costs. In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has consolidated financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale. During the fourth quarter of 1998, approximately $200,000, related primarily to severance payments, was charged against the restructuring reserve resulting in a remaining balance of approximately $1.4 million at September 30, 1998. The remaining amount of the restructuring reserve is expected to be utilized during fiscal 1999.

     During the fourth quarter of fiscal 1998, Intek sold non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor. The sale price for the ESU Assets was $8,500,000 resulting in a gain of $3,055,000.

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5.0 million through December 1999. Borrowings under the Credit Agreement are secured by the assets of MUSA and bear interest at 1.5 percent above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of MUSA, and for borrowings for working capital. As of September 30, 1998, there was indebtedness of approximately $0.7 million under this new line of credit.

     INVESTMENTS

     The Company has invested a significant portion of its capital in the equipment and licenses necessary to construct the Roamer One Network. Additionally, the Company has invested significantly in inventory for the 220 MHz market either for sale to third parties or to be used to expand the Roamer One Network.

     In August 1998, the Company entered into an agreement with National Rural Telecommunications Cooperative, subsequently amended in November 1998, pursuant to which the Company, through its wholly-owned subsidiary, ILAC, and NRTC agreed to participate jointly in the recent FCC auction for certain Phase II licenses in the 220-222 MHz band (the "Licenses"). The agreement provides for the purchase by ILAC of certain Licenses in the auction on a cost-sharing basis and the post-auction partitioning and disaggregation of awarded Licenses between NRTC and ILAC. As a result of the recently concluded auction, ILAC will be awarded two 10-channel nationwide, seven 15-channel regional, and 172 10-channel EA, or local, Business Radio airwave Licenses at a total cost of approximately $12.2 million. The Company will assign one nationwide and certain EA Licenses to NRTC, disaggregate six regional and one EA Licenses and partition certain EA Licenses to NRTC. ILAC's portion of the cost for Licenses awarded in the Auction is approximately $6.6 million. In addition, ILAC has incurred a penalty charge of $57,200 for withdrawn high bids on Licenses subsequently awarded at lower bids during the Auction and has been assessed an additional holdback charge of $25,602 for withdrawn high bids with respect to Licenses which were not awarded during the Auction. If such Licenses are subsequently awarded in a later auction (which is presently scheduled to commence June 15, 1999) at a price equal to or greater than the withdrawn ILAC bid price, ILAC would be entitled to a return of this holdback charge. However, if such Licenses are subsequently awarded at less than the ILAC withdrawn high bid price, ILAC would be liable for the difference, which the Company estimates its total contingent liability with respect to such Licenses to be approximately an additional $853,403. At September 30, 1998, the Company was reflecting a deposit related to the auction of approximately $1.8 million in the accompanying consolidated balance sheets.

     In August 1998, the Company entered into an asset purchase agreement (the "Purchase Agreement") with ComTech Communications, Inc. ("ComTech"), to purchase eleven licenses granted by the FCC in the 220-222 MHz band spectrum (the "Licenses") and certain equipment and other personal property, subscription contracts, accounts and lists and management and purchase option agreements relating to the Licenses which were owned by ComTech. The purchase price is $458,039, with $50,000 payable upon execution of the Purchase Agreement and the balance payable upon the final transfer of the Licenses to the Company by the FCC in the form of a three-year promissory note of the Company in the amount of $408,039 and bearing interest at the rate of 9% per annum. The Company will receive a credit of $41,640 against the purchase price for each License that is not so transferred to the Company. As part of the same transaction, the Company and ComTech entered into a management agreement pursuant to which Company manages the systems subject to ComTech's supervision and control until the final transfer of the Licences to the Company by the FCC.

     In addition to the transactions described above, Roamer One and ComTech entered into a letter of intent and resale agreement in September 1998 to provide for the purchase by Roamer One of a 5-channel Phase I national FCC License from ComTech and the design and construction of a national network by Roamer One using the License's frequencies for the provision of paging services and two-way land mobile radio services. Under the resale agreement, Roamer One is required to design and construct the radio system to resell airtime on the network. The equipment used for the base station transmitters will be leased by ComTech from MUSA under a separate equipment lease agreement. Under the resale agreement, Roamer One is responsible for all operating expenses, including site leases and taxes, and has agreed to pay ComTech, initially, $284 per month for each channel of any radio system operated by Roamer One to resell airtime on the network. Effective as of May 1, 1998, and through June 30, 1999, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $39,760 per month, and as of July 1, 1999, for the remaining term of the resale agreement, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $37,500 per month. The Purchase Agreement may be terminated by either party if the FCC has not granted any of the Assignment Applications with respect to Licenses sought to be acquired by the Company from ComTech by March 1, 1999. A termination of the Purchase Agreement terminates the Management Agreement between the Company and ComTech. The Equipment Lease Agreement between Midland and ComTech may be terminated upon 30 days notice by either party and certain other events. The resale agreement between ComTech and Roamer One may be terminated by Roamer One during the period January 4, 1999 through January 15, 1999 upon notice to ComTech. The Company is evaluating its options under this agreement as a result of its recent success in the FCC auction. In the event the Company terminates the agreement, the agreement provides that Roamer One will be obligated to make certain payments to ComTech.

     FUTURE CAPITAL NEEDS AND RESOURCES

     In the future, the Company will require capital to build sites for the Roamer One Network, perform other upgrading functions to the current network, and, to fund operating expenses. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Roamer One Network and the capital requirements of the Company's distributing, manufacturing and research and development subsidiaries.

     The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement, and as of December 1, 1998, NRTC and its Members have placed orders for approximately $5 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by MUSA to any of its dealers or customers within the U.S. and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has been granted stock options to purchase up to 200,000 shares of the Company's common stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's common stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

     In December 1998, the Company entered into an additional financing arrangement for $25 million with Securicor. The arrangement provides that amounts outstanding bear interest at 11.5%, payable quarterly in cash or deferred at the Company's discretion, and is due December 31, 1999. Outstanding debt under the arrangement is convertible at any time at Securicor's discretion into the Company's common stock at various conversion prices. The conversion price for the first $12.5 million of amounts outstanding will be the average closing price for the last 20 trading days prior to the date the Company's Board of Directors approved the arrangement and the next $12.5 million of amounts outstanding will be set at the average closing price of the Company's common stock for the 20 trading days prior to the date of each draw by the Company comprising that amount.

     The management of the Company believes that, with the new $25 million financing agreement entered into with Securicor on December 16, 1998, the Company's current available capital is sufficient to fund its fiscal 1999 operations. However, if negative events occur in fiscal 1999 and subsequent to fiscal 1999, the Company will require additional cash resources to fund operations. There can be no assurance that additional financing will be available on reasonable terms or at all.


EFFECTS OF INFLATION

     The Company was not affected in any material respect by inflation during fiscal 1998, 1997 or 1996.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which would cause a system failure or other computer errors, leading to disruptions in operations. In fiscal 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by the end of the second quarter of fiscal 1999. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance; (1) financial and informational system applications, (2) manufacturing applications and (3) third-party relationships.

     The Company, in accordance with Phase I of the program, has conducted an internal review of all systems and is contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are Y2K compliant. One subsidiary's billing software is not compliant and will be replaced. A number of alternatives have already been identified and the replacement software will be installed by March 31, 1999. In the manufacturing area, the Company has identified areas of exposure. While the Company has the ability to produce its own core products, and has assurances from major third party suppliers that Y2K issues are being addressed, if suppliers of parts and components for production are adversely affected by Y2K issues, there can be no assurance that supply of products will not be affected. In the third-party manufacturing area, the Company has contacted most of its major suppliers. Most of these parties state that they are or intend to be Y2K compliant by 2000. Other suppliers who are not Y2K compliant by June 1999 will be replaced if, in Management's opinion, continuity of supply of products or services is in jeopardy. In all areas the Company plans to create contingency plans in the first half of 1999 for those functions that it identifies as most susceptible to disruption. There can be no assurance that these contingency plans will successfully avoid service disruption.

     The Company believes that the total cost to be incurred to become compliant in all areas will not exceed $800,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on foreign currency rate fluctuations.

     Exposure to variability in foreign currency exchange rates (primarily Japanese Yen) relating to foreign purchase commitments is managed periodically through the use of hedges. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currency. Based on the Company's overall foreign currency rate exposure at September 30, 1998, movements in foreign currency rates would not materially affect the financial position of the Company. As of September 30, 1998, the Company had outstanding forward exchange contracts to exchange Japanese Yen for U.S. dollars in the amount of $1,270,000.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in this item is incorporated by reference to "Proposal 1: Elect Six Directors", "The Executive Officers", and "Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply with Section 16(a) Beneficial Ownership Reporting in 1998" contained in the Proxy Statement which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES                                                               Page
     (1)  The following financial statements are included in this Annual Report:

          Report of Independent Public Accountants for the years ended September 30,
          1998 and 1997                                                                                 F-1

          Report of Independent Auditors for the year ended September 30, 1996                          F-2

          Consolidated Statements of Operations and Comprehensive Income (Loss) for the
          years ended September 30, 1998, 1997 and 1996.                                                F-3

          Consolidated Balance Sheets at September 30, 1998 and 1997.                                   F-4

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
          September 30, 1998, 1997 and 1996.                                                            F-5

          Consolidated Statements of Cash Flows for the years ended September 30, 1998,
          1997 and 1996.                                                                                F-6

          Notes to Consolidated Financial Statements                                            F-7 to F-28

     (2)  Financial Statement Schedules:

          Report of Independent Public Accountants                                                        i

          Report of Independent Auditors                                                                 ii

          Schedule II - Valuation and Qualifying Accounts                                               iii

(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

     See Index to Exhibits of this Annual Report on Form 10-K for a list of Exhibits filed with this Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 1998.

                                INTEK GLOBAL CORPORATION

                                By: /s/ Robert J. Shiver
                                    -----------------------------------------
                                    Robert J. Shiver
                                    Chief Executive Officer and Chairman
                                    (Principal Executive Officer)


                                By: /s/ George A. Valenti
                                    -----------------------------------------
                                    George A. Valenti
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURES                   TITLE                         DATE
        ----------                   -----                         ----

/s/ Robert J. Shiver        Chief Executive Officer and     December 21, 1998
--------------------------  Chairman
Robert J. Shiver

/s/ Howard Frank            Director                        December 21, 1998
--------------------------
Howard Frank

/s/ Robert Kelly            Director                        December 21, 1998
--------------------------
Robert Kelly

/s/ Eli Noam                Director                        December 21, 1998
--------------------------
Eli Noam

/s/ John Wareham            Director                        December 21, 1998
--------------------------
John Wareham

/s/ Steven L. Wasserman     Secretary and Director          December 21, 1998
--------------------------
Steven L. Wasserman

/s/ Roger Wiggs             Director                        December 21, 1998
--------------------------
Roger Wiggs

/s/ Michael G. Wilkinson    Director                        December 21, 1998
--------------------------
Michael G. Wilkinson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Intek Global Corporation:

We have audited the accompanying consolidated balance sheets of Intek Global Corporation (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended September 30, 1998, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended September 30, 1997 (See Note 2), consisting of the statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for Securicor Radiocoms Limited, predecessor corporation in the continuing business of Intek Global Corporation and subsidiaries for the period from October 1, 1996 through December 2, 1996 (Pre-Reverse Acquisition), and the statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows of Intek Global Corporation and subsidiaries for the period from December 3, 1996 through September 30, 1997 (Post-Reverse Acquisition). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intek Global Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                               ARTHUR ANDERSEN LLP

Kansas City, Missouri,
December 16, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Securicor Radiocoms Limited:

We have audited the accompanying statements of operations and comprehensive income (loss) and cash flows of Securicor Radiocoms Limited (predecessor company to Intek Global Corporation) for the year ended September 30, 1996. These financial statements are the responsibility of the Radiocoms' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Securicor Radiocoms Limited for the year ended September 30, 1996, in conformity with generally accepted accounting principles used in the United States of America.



London, England                                       BAKER TILLY
24 January 1997                                       Chartered Accountants

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                INCOME (LOSS) ($'s in thousands, except share and
                               per share amounts)

                                                                                        Years ended September 30,
                                                                                -----------------------------------------
                                                                                    1998          1997           1996
                                                                                ------------  ------------   ------------
Revenues
    Net product sales                                                           $     28,509  $     38,606   $     22,996
    Service income                                                                     7,145         3,678            903
                                                                                ------------  ------------   ------------
Total revenues                                                                        35,654        42,284         23,899

Costs and expenses:
    Cost of product sales                                                             20,142        37,846         19,853
    Cost of services provided                                                          7,334         1,739            231
    Sales and marketing                                                                8,360         4,214          1,268
    Research and development                                                           1,913         3,266          3,154
    General and administrative                                                        16,735        16,677          8,301
    Depreciation and amortization                                                      6,711         4,480          1,510
    Restructuring charges                                                              1,613             -              -
    Impairment of long-lived assets                                                   34,388             -              -
                                                                                ------------  ------------   ------------
Operating loss                                                                       (61,542)      (25,938)       (10,418)

Other income (expense):
    Interest                                                                          (2,862)       (2,894)        (1,715)
    Gain on sale of long term assets                                                       -           324              -
    Other                                                                                (15)          351              -
                                                                                ------------  ------------   ------------

Loss before income taxes                                                             (64,419)      (28,157)       (12,133)
Income tax benefit                                                                         -         1,158          3,044
                                                                                ------------  ------------   ------------

Net loss                                                                             (64,419)      (26,999)        (9,089)
Less preferred dividends                                                              (2,044)       (1,000)             -
                                                                                ------------  ------------   ------------

Net loss applicable to common shareholders                                      $    (66,463) $    (27,999)  $     (9,089)

Other comprehensive income (loss):
    Foreign currency translation adjustments, net of tax                                 186        (2,588)           749
                                                                                ------------  ------------   ------------

Comprehensive income (loss)                                                     $    (66,277) $    (30,587)  $     (8,340)
                                                                                ------------  ------------   ------------
                                                                                ------------  ------------   ------------

Net loss per share applicable to common shareholders (basic & diluted)          $      (1.58) $      (0.74)  $      (0.36)
                                                                                ------------  ------------   ------------
                                                                                ------------  ------------   ------------

Weighted average number of common shares outstanding (basic & diluted)            42,151,142    37,885,371     25,000,000
                                                                                ------------  ------------   ------------
                                                                                ------------  ------------   ------------


  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)

                                                                                               September 30,
                                                                                      -----------------------------
                                                                                         1998                1997
                                                                                      ---------           ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $   5,719           $   1,909
    Marketable securities                                                                     -               8,148
    Accounts receivable, net of allowance for doubtful accounts
      of $993 in 1998 and $863 in 1997                                                    3,870               6,488
    Inventories                                                                          17,677              12,289
    Deposits                                                                              1,750                   -
    Amounts due from related parties                                                        396               4,701
    Prepaid expenses and other current assets                                             1,796                 894
                                                                                      ---------           ---------
    Total current assets                                                                 31,208              34,429
                                                                                      ---------           ---------

PROPERTY AND EQUIPMENT, NET                                                              23,569              21,555

OTHER ASSETS:
    Note receivable                                                                         580                 556
    Intangible assets, net                                                               20,961              48,340
    Inventory-long term                                                                   3,189               6,980
    Other                                                                                   607                 705
                                                                                      ---------           ---------
    Total other assets                                                                   25,337              56,581
                                                                                      ---------           ---------
TOTAL ASSETS                                                                          $  80,114           $ 112,565
                                                                                      ---------           ---------
                                                                                      ---------           ---------

CURRENT LIABILITIES:
    Accounts payable                                                                  $   7,062           $   6,110
    Amounts due to related parties                                                        2,499               2,005
    Accrued liabilities                                                                   7,420               3,928
    Deferred income                                                                           -                 977
    Notes payable - third party                                                           3,299                 120
                                                                                      ---------           ---------
    Total current liabilities                                                            20,280              13,140
                                                                                      ---------           ---------
LONG TERM DEBT:
    Notes payable - third party                                                           2,038                   -
    Notes payable - related party                                                        30,733              24,223
    Other                                                                                    65                 354
                                                                                      ---------           ---------
    Total long term debt                                                                 32,836              24,577
                                                                                      ---------           ---------
PREFERRED STOCK - Mandatorily Redeemable                                                 35,452              21,000
                                                                                      ---------           ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $.01 par value, 60,000,000 shares authorized
      43,305,620 and 42,398,096 shares issued at 1998 and 1997, respectively                433                 424
    Capital in excess of par value                                                      108,471             105,220
    Treasury stock, at cost, 1,002,582 and 465,582 shares at
      1998 and 1997, respectively                                                        (2,099)               (770)
    Accumulated deficit                                                                (113,618)            (49,199)
    Currency translation adjustment                                                      (1,641)             (1,827)
                                                                                      ---------           ---------
    Total shareholders' equity (deficit)                                                 (8,454)             53,848
                                                                                      ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  80,114           $ 112,565
                                                                                      ---------           ---------
                                                                                      ---------           ---------

        The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        ($'s in thousands, except shares)

                  Years ended September 30, 1998, 1997 and 1996

                                                                     Capital                               Currency       Total
                                                                        In                                  Trans-        Share-
                                                Common Stock          Excess         Treas-                 lation       holders'
                                          ----------------------      of Par          ury     Accumulated   Adjust-       Equity
                                             Shares       Amount      Value          Stock      Deficit      ment        (Deficit)
                                          ------------  ----------  ------------  ----------  -----------  ---------   ------------
BALANCE SEPTEMBER 30, 1995                     100,000  $     250   $      (100)  $        -  $   (13,111) $      12   $   (12,949)
Net loss                                             -          -             -            -       (9,089)         -        (9,089)
Foreign currency translation
  adjustments                                        -          -             -            -            -        749           749
                                          ------------  ---------   -----------   ----------  -----------    -------   -----------
BALANCE SEPTEMBER 30, 1996                     100,000        250          (100)           -      (22,200)       761       (21,289)

Eliminate stock of Radiocoms                  (100,000)      (250)          100            -            -          -          (150)
Purchase Radiocoms for stock                25,000,000        250        84,982            -            -          -        85,232
Intek shares December 3, 1996               14,239,416        142        26,383         (770)     (11,025)         -        14,730
Intek loss October 1, 1996
  through December 3, 1996                           -          -             -            -       (3,407)         -        (3,407)
Eliminate Intek historic deficit                     -          -       (14,432)           -       14,432          -             -
Adjust shares for Midland assets              (155,000)        (1)         (644)           -            -          -          (645)
Imputed interest on warrants                         -          -           652            -            -          -           652
Shares issued for loan extension fee            34,000          -           203            -            -          -           203
Exercise of warrants                         1,758,776         18         6,495            -            -          -         6,513
Write off deferred financing cost
  related to note converted to stock                 -          -          (215)           -            -          -          (215)
Shares issued for interest                      14,602          -            60            -            -          -            60
Shares issued for equipment purchase         1,206,302         12         2,176            -            -          -         2,188
Employee stock grant                           300,000          3           560            -            -          -           563
Preferred stock dividends                            -          -        (1,000)           -            -          -        (1,000)
Net loss                                             -          -             -            -      (26,999)         -       (26,999)
Foreign currency translation
  adjustments                                        -          -             -            -            -     (2,588)       (2,588)
                                          ------------  ---------   -----------   ----------  -----------    -------   -----------
BALANCE SEPTEMBER 30, 1997                  42,398,096        424       105,220         (770)     (49,199)    (1,827)       53,848

Purchase treasury shares                             -          -             -       (1,329)           -          -        (1,329)
Shares issued for licenses                     506,916          5           968            -            -          -           973
Shares issued for acquisition of
  Data Express                                 400,608          4         1,272            -            -          -         1,276
Gain on sale of assets to related party              -          -         3,055            -            -          -         3,055
Preferred stock dividends                            -          -        (2,044)           -            -          -        (2,044)
Net loss                                             -          -             -            -      (64,419)         -       (64,419)
Foreign currency translation
  adjustment                                         -          -             -            -            -        186           186
                                          ------------  ---------   -----------   ----------  -----------    -------   -----------
BALANCE SEPTEMBER 30, 1998                  43,305,620  $     433   $   108,471   $   (2,099) $  (113,618)   $(1,641)  $    (8,454)
                                          ------------  ---------   -----------   ----------  -----------    -------   -----------
                                          ------------  ---------   -----------   ----------  -----------    -------   -----------

  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($'s in thousands)

                                                                                            Years ended September 30,
                                                                                         ------------------------------
                                                                                           1998        1997      1996
                                                                                         --------   --------   --------
Cash flows from operating activities:
    Net loss                                                                             $(64,419)  $(26,999)  $ (9,089)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         6,711      4,480      1,510
      Impairment of long-lived assets                                                      34,388          -          -
      Interest capitalized into principal                                                   3,527          -          -
      Stock compensation to employees                                                           -        563          -
      Other                                                                                     -        350         29
    Changes in operating assets and liabilities:
      Accounts receivable and amounts due from related parties                              4,231      1,384      3,477
      Allowance for doubtful accounts                                                         252          -          -
      Deposits                                                                             (1,735)         -          -
      Inventories                                                                          (2,215)    11,376     (2,984)
      Income taxes receivable from related parties                                              -      2,330          -
      Prepaid expenses and other current assets                                               (77)     1,375         67
      Accounts payable and amounts due to related parties                                   2,430        902     (1,513)
      Deposits                                                                                (42)         -          -
      Accrued liabilities                                                                     112       (443)      (601)
      Accrued liabilities to related parties                                                    -        342          -
      Deferred income                                                                        (667)       194     (1,209)
      Restructuring reserve                                                                 1,424          -          -
      Other                                                                                   526        (93)         -
                                                                                         --------   --------   --------
    Net cash used in operating activities                                                 (15,554)    (4,239)   (10,313)
                                                                                         --------   --------   --------
Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                                             7,458      1,853          -
    Expenditures for property and equipment, net                                           (7,130)    (9,226)    (1,657)
    Expenditures for FCC licenses                                                          (8,257)    (2,016)         -
    Expenditures for other long term assets                                                    71     (6,477)         -
    Proceeds from sale of long term assets                                                  8,500      2,311         96
    Other                                                                                     152       (428)         -
                                                                                         --------   --------   --------
    Net cash provided by (used in) investing activities                                       794    (13,983)    (1,561)
                                                                                         --------   --------   --------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                                              653     (1,252)      (731)
    Proceeds from short term debt                                                           2,425         71          -
    Proceeds from long term debt                                                            1,694      4,000          -
    Proceeds from long term debt-related party                                             15,515     19,452     12,463
    Repayment of long and short term debt                                                       -     (5,347)         -
    Purchase of treasury stock                                                             (1,329)         -          -
    Other                                                                                      (6)       282          -
                                                                                         --------   --------   --------
    Net cash provided by financing activities                                              18,952     17,206     11,732
                                                                                         --------   --------   --------
Effect of foreign exchange rate changes on cash                                              (382)       936        (42)
                                                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents                                        3,810        (80)      (184)
Cash and cash equivalents at beginning of year                                              1,909        417        601
Cash acquired in reverse acquisition                                                            -      1,572          -
                                                                                         --------   --------   --------
Cash and cash equivalents at end of year                                                 $  5,719   $  1,909   $    417
                                                                                         --------   --------   --------
                                                                                         --------   --------   --------
Supplemental disclosures of cash flow information:
      Cash paid for interest                                                             $    317   $    578   $  1,715
      Cash paid for income taxes                                                                -          -          -
      Cash received for income taxes
        (U.K. group tax relief received from related party)                                     -      3,117        285

  The accompanying notes are an integral part of these consolidated statements

                    INTEK GLOBAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Intek Global Corporation, a Delaware corporation, is a provider of spectrum-efficient wireless communications technology, products and services. At the Annual Meeting of Shareholders held on February 18, 1998, the shareholders approved the change of the Company's name from Intek Diversified Corporation to Intek Global Corporation.

     With the exception of certain products distributed by Midland USA, Inc ("MUSA"), a Delaware corporation, and Securicor Radiocoms Limited ("Radiocoms"), a corporation formed under the laws of England and Wales, both wholly-owned subsidiaries of Intek, the communication services and products of the Company utilize linear modulation technology ("LM Technology" or "LMT"). Roamer One, Inc., a Delaware corporation and a wholly-owned subsidiary of Intek, is a provider of high quality wireless voice and data communications services in the U.S., operating on the 220-222 MHz ("220 MHz") frequency ("Roamer One Network) and Radiocoms is a manufacturer of the systems and radios used by among others, the Company's specialized mobile radio ("SMR") sites. In addition, Radiocoms, through a subsidiary, is involved in the research and development of products and other applications of LM Technology. During fiscal 1998, the Company formed Intek License Acquisition Corporation ("ILAC"), a Delaware corporation and a wholly-owned subsidiary of Intek, to participate in a Federal Communications Commission ("FCC") auction and to acquire FCC licenses from third parties.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     On December 3, 1996, Securicor Communications Limited ("Securicor"), a corporation formed under the laws of England and Wales, acquired more than a 50 percent controlling interest in Intek through the Radiocoms Acquisition (Note
4). Accordingly, the Radiocoms Acquisition was treated as a reverse acquisition for accounting purposes. Radiocoms was considered the acquiring company, although Intek was the surviving company under corporate law. The consolidated financial statements for fiscal 1996 include only the accounts of Radiocoms and its subsidiaries, all of which were wholly-owned. Included in reported results of operations for fiscal 1996 (pre-reverse acquisition period), are revenues and cost of sales of $9.0 million and $8.8 million, respectively, from the sales of products and services by Radiocoms to other current Intek subsidiaries.

     Subsequent to the date of the Radiocoms Acquisition (post-reverse acquisition periods), the consolidated financial statements include the accounts of Intek and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.


USE OF ESTIMATES AND SIGNIFICANT RISKS

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

     RISK OF UNCERTAIN MARKET ACCEPTANCE. LM Technology is a relatively new technology and there is a risk that the marketplace may not accept the potential benefits of the technology or that the technology may not perform to expectations. The commercial viability of the Roamer One Network is dependent upon the performance of the LM Technology and acceptance of such technology by the marketplace. Until products utilizing LM Technology progress through the commercial development stage, manufacturing costs may be substantially higher than competing products and the Company may be forced to sell equipment below its manufactured costs.

     If Intek's products using LM Technology are not commercially accepted or do not have the capabilities the Company believes they have or can have, or manufacturing costs cannot be reduced, the future results of operations of the Company could be significantly and negatively impacted.

     COMPETING SERVICES. Competition in the sale of wireless communication products and services is fierce. Given the wide variety of available wireless services, new subscribers will only be acquired if the Company has a service needed by potential subscribers and priced, along with the cost of the necessary radio equipment, attractively when compared to competing services and products. As a result, there is no assurance that the services provided on the Roamer One Network or the technology and products developed by the Company will be competitive with services, technology and products of other wireless communications companies.

     SUPPLIER RISK. If the Company's Japanese supplier of non-LM Technology radios and accessories was no longer available, Intek's financial position and results of operations would be adversely impacted.

     DEPENDENCE ON GOVERNMENTAL REGULATION. The current and planned operations of the Company can be adversely impacted by delayed or adverse actions by various regulatory authorities and it is impossible to predict, with any certainty, how the Company's operations will be impacted by the actions of these regulatory authorities. In most international markets there are similar, and in some instances, more stringent governmental regulatory overviews regarding wireless communications services and products including those offered by the Company.

     NEED FOR ADDITIONAL CAPITAL. The Company will require additional cash resources to fund operations if its business plan is not realized. There can be no assurance that additional financing will be available on reasonable terms or at all.


REVENUE RECOGNITION

     With respect to the sale of equipment, including systems and site equipment, revenue is recognized upon acceptance of the equipment by the customer. The Company recognizes subscriber revenue from airtime billings upon provision of the service. In those instances where subscribers are billed for airtime service provided from sites managed by the Company, gross billings are included in service income and distributions to licensees are included in cost of services provided.


CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


MARKETABLE SECURITIES

     During fiscal 1997, the Company received stock of Transcrypt International in exchange for its investment in E.F. Johnson Company ("EFJ"). At September 30, 1997, this investment was classified as available for sale and was recorded at its fair value at that date. Subsequent to September 30, 1997, the Company sold the investment for approximately $748,000 less than its carrying value. The Company did not realize a loss on this transaction as the shortfall was recovered from Securicor.


INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include manufacturing labor and overhead.

     Inventories at September 30 consist of the following ($'s in thousands):

                                       1998               1997
                                     --------           --------
Raw materials                        $  5,526           $  4,020
Work in progress                        2,681              1,311
Finished goods                         12,659             13,938
                                     --------           --------
                                       20,866             19,269

Total long term inventories            (3,189)            (6,980)
                                     --------           --------
Total current inventories            $ 17,677           $ 12,289
                                     --------           --------
                                     --------           --------

     At September 30, 1998 and 1997, the Company has classified approximately $3.2 million and $7.0 million, respectively, of completed base stations and components for the manufacture of additional base stations as non-current assets since there is no assurance that the inventory will be utilized by the Company or sold to third parties during the subsequent fiscal year.


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company's policy is to begin depreciating site equipment at such time as it begins to generate subscriber revenues. Normal maintenance and repairs are charged to expense as incurred. Expenditures which increase the useful lives of assets are capitalized. Gains and losses on disposal are recognized in the year of the disposition.

     Property and equipment at September 30, with their estimated useful lives, consist of the following ($'s in thousands):

                                                 Estimated
                                                Useful Lives
                                                   (Years)            1998              1997
                                                -------------      ----------        ---------
Land                                                        -      $      423        $      402
Buildings                                            11 to 50           2,735             3,008
Site equipment                                             10          15,893            13,206
Production & test equipment                           3 to 10           4,077             3,843
Furniture, fixtures and computers                     3 to 10           3,190             2,755
Equipment held for rental                              3 to 5           2,451             4,163
                                                                   ----------        ----------

Total property and equipment                                           28,769            27,377
Less accumulated depreciation                                          (5,200)           (5,822)
                                                                   ----------        ----------

Property and equipment, net                                        $   23,569        $   21,555
                                                                   ----------        ----------
                                                                   ----------        ----------

INTANGIBLE AND LONG LIVED ASSETS

     Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("FAS 121") requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets consist of goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, and costs allocated to FCC licenses, patents and trademarks as a result of business or systems acquisitions. These assets are amortized on a straight line basis over their estimated useful lives (generally not exceeding 15 years).

     Intangible assets at September 30, consist of the following (in thousands):

                                                                             1998               1997
                                                                           --------           --------
Excess of cost over fair value of net assets acquired (goodwill):
    Midland USA, Inc.                                                      $  9,755           $  9,755
    Radiocoms reverse acquisition                                                 -             38,573
    Data Express                                                              1,386                  -
                                                                           --------           --------

                                                                             11,141             48,328
FCC licenses acquired from third parties                                     11,333              2,899
Trademarks and patents                                                          770                  -
                                                                           --------           --------

    Total                                                                    23,244             51,227
Less accumulated amortization                                                (2,283)            (2,887)
                                                                           --------           --------

    Intangibles, net                                                       $ 20,961           $ 48,340
                                                                           --------           --------
                                                                           --------           --------

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with those assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangible assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

     During the fourth quarter of fiscal 1998, management concluded that goodwill arising from the Radiocoms reverse acquisition (Note 4), primarily attributable to Roamer One, was not recoverable. Management reached that conclusion when the Company revised its strategic plan after the Company's success at the recent FCC auction. New markets for the Company opened for spectrum and equipment sales as a result of the FCC auction and the Company's partnering arrangement with the NRTC (Note 5). While the Phase I licenses continue to have value as a result of the FCC auction, management forecasts that Roamer One will operate at a negative cash flow for at least the next five years because of the significant costs to be incurred in building its subscriber base. Thus, the Company believes that subscriber growth will be slower than it originally planned. The amount of goodwill impairment was measured based on the projected future operating cash flows for Roamer One (which are expected to be negative). As a result, the Company recorded a charge equal to the unamortized balance of the Radiocoms reverse acquisition goodwill of approximately $34.4 million. Management determined that the fair value of the Company's remaining long-lived and intangible assets approximated their carrying value.

ACCRUED LIABILITIES

     Accrued liabilities at September 30 consist of the following ($'s in thousands):

                                        1998            1997
                                       ------          ------
Payroll                                $1,383          $  591
Restructuring reserve                   1,424               -
Accrual for radio replacement           1,555               -
Other                                   3,058           3,337
                                       ------          ------
Total accrued liabilities              $7,420          $3,928
                                       ------          ------
                                       ------          ------

INCOME TAXES

     The Company and its domestic subsidiaries file consolidated Federal and combined state income tax returns. The Company accounts for income taxes in accordance with the liability method in computing deferred income taxes.

     Radiocoms files its tax returns with local U.K. tax agencies. Prior to the Radiocoms Acquisition, Radiocoms' losses were compensated for by its parent company based on the effective corporate tax rate.

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations.

     The Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carryforwards.


FINANCIAL INSTRUMENTS

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

     Details of the hedging of firm foreign purchase commitments as of September 30 follows ((Y)'s and $'s in thousands):

                                                       1998             1997
                                                    ----------      -----------
Firm foreign purchase commitments                   Y  407,771       Y  374,817
Outstanding hedge contracts                            170,000          210,000
                                                     ---------        ---------
Unhedged position                                   Y  237,771       Y  164,817
                                                     ---------        ---------
                                                     ---------        ---------

Unhedged position                                   $    1,768       $    1,375
                                                     ---------        ---------
                                                     ---------        ---------

Outstanding hedge contracts at contract rate        $    1,270       $    1,800
Outstanding hedge contracts at fair value           $    1,264       $    1,762

FOREIGN CURRENCY

     The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars for consolidation and reporting purposes. Assets and liabilities are translated into U.S. dollars using the exchange rate at each balance sheet date and a weighted average exchange rate for each period is used for revenues and expenses. Cumulative translation adjustments are recorded as a separate component of shareholders' equity (deficit).



NET LOSS PER SHARE

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period. The weighted average number of common shares outstanding during fiscal 1998 was 42,148,964. Stock options for 4,251,666 common shares at various prices ranging from $1.688 to $6.125 were not included in the diluted EPS calculation as the effect would be anti-dilutive (Note 12). Likewise, warrants for 318,750 common shares at an exercise price of $4.59 were not included in the diluted EPS calculation as the effect would be anti-dilutive (Note 10).


NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal year 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Intek does not anticipate adopting FAS 133 early. FAS 133 must be adopted no later than the first quarter of fiscal 2000. Management of the Company has not yet evaluated the impact FAS 133 will have on the Company's financial position or results of operations


3.   RESTRUCTURING CHARGES

     During the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $1.6 million related primarily to planned staff reductions, termination of leases associated with the consolidation of office space and site leases, and equipment removal costs.

     In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has consolidated financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale.

     During the fourth quarter of 1998, approximately $200,000, related primarily to severance payments, was charged against the restructuring reserve resulting in a remaining balance of approximately $1.4 million at September 30, 1998. The remaining amount of the restructuring reserve is expected to be utilized during fiscal 1999.


4.   BUSINESS ACQUISITIONS

MIDLAND USA

     On May 2, 1996, Intek formed MUSA. Effective August 1, 1996, MUSA acquired from Midland International Corporation ("MIC"), a wholly-owned subsidiary of Simmonds Capital Limited ("SCL"), its U.S. land mobile radio distribution business and certain other assets (the "Midland Transaction"). The original purchase price was 2,500,000 shares of Intek common stock. Pursuant to the terms of the Midland Transaction, a post closing reduction to the purchase price of 155,000 shares, or $645,000, was made.


RADIOCOMS

     On December 3, 1996, Intek consummated the acquisition (the "Radiocoms Acquisition") of all the outstanding common stock of Radiocoms. Radiocoms designs, develops, manufactures, distributes and installs a range of land mobile radio equipment, including its own LM Technology equipment. The purchase price for the Radiocoms Acquisition was 25,000,000 shares of Intek common stock. The Radiocoms Acquisition, approved by the stockholders of Intek at a Special Meeting held on December 3, 1996, was consummated on the same date. Upon the consummation of the Radiocoms Acquisition, the Company became a provider of spectrum-efficient wireless communications technology, products and services.

     The following unaudited proforma income statement information (in thousands, except per share amounts) is presented as though the Radiocoms Acquisition and the Midland Transaction had occurred on October 1, 1995:

                                                                     Year Ended September 30,
                                                               -----------------------------------
                                                                    1997                1996
                                                              ------------           ------------
     Revenues                                                 $     44,475           $     22,569
     Net loss                                                 $    (32,780)          $    (20,073)
     Proforma net loss per share (basic and diluted)          $      (0.81)          $      (0.53)
     Weighted average shares outstanding                        40,381,715             38,172,732

     The proforma financial information is presented for informational purposes only and it is not necessarily indicative of the operating results that would have occurred had the Radiocoms Acquisition and the Midland Transaction been consummated as of the above date, nor is it necessarily indicative of future operating results.

     As discussed below, the Radiocoms Acquisition has been accounted for as a reverse acquisition, and the Company's financial statements have been prepared as if Radiocoms acquired Intek under the purchase method of accounting. The excess of cost over the fair value of net assets acquired at December 3, 1996, was being amortized over 15 years. (Note 2 "Intangible and Long Lived Assets"). The purchase price was determined based on the fair value of the Intek common stock outstanding at the date of the Radiocoms Acquisition and has been allocated to the underlying Intek assets and liabilities based on fair values at the date of the Radiocoms Acquisition. A summary of the purchase price allocation is as follows (in thousands):

     Net working capital                        $ (1,138)
     Excess of cost over fair value of
       net assets acquired (goodwill)             38,573
     Net property, plant & equipment              10,179
     Other non-current assets                     12,918
     Other non-current liabilities                (6,054)
                                                --------
     Total                                      $ 54,478
                                                --------
                                                --------

DATA EXPRESS

     In May, 1998, the Company completed the stock acquisition of Mobile Data Solutions, Inc. ("Data Express"), a developer and provider of wireless data solutions for the mobile marketplace. Data Express's main product (for which it holds a non-exclusive license) is a satellite Global Positioning System based automatic vehicle location system for mobile fleet operators. The system provides real-time information on the location of all fleet vehicles as well as a full tracking history of any given vehicle's previous movements. The Company issued 400,608 shares of its common stock valued at approximately $1.3 million plus cash for total consideration of $1.5 million. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $1.4 million. Data Express' results of operation prior to the acquisition were not material.


5.   ACQUISITION OF NEW SYSTEMS

KRYSTAL SYSTEMS

     On November 11, 1996, the Company entered into an agreement to acquire from Krystal Systems, Inc. up to 25 constructed, but unloaded, 220MHz systems and related FCC licenses ("Krystal Systems"). The Company acquired a total of 23 of the Krystal Systems for a total of approximately $4.1 million in cash of which approximately $3.7 million was paid during fiscal 1997 and the balance was paid during fiscal 1998.

AMERICAN DIGITAL CORPORATION

     During September 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220 MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the equipment from ADC for total consideration equal to approximately $1.9 million. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84,000); (b) issuance of approximately 682,735 shares of common stock (valued for purposes of the transaction at approximately $1.3 million); (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301,000); (d) forgiveness of approximately $95,000 of debt owed by ADC to Radiocoms; and (e) a cash payment of $119,000. Closing of the transactions (and payment of the purchase price) occurred upon receipt of, and uncontested grant by the FCC of, the licenses to Roamer One. During 1998, the Company issued an aggregate of 465,484 shares of common stock for the acquisition of those licenses, valued at $807,000 for financial reporting purposes.

PAGERS PLUS

     During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220 MHz FCC licenses managed by the Company on behalf of Pagers Plus Corp ("PPC"). The agreements provided that the Company would acquire (subject to the satisfaction of certain conditions) 25 licenses for a purchase price equal to 465,482 shares of Intek common stock (valued for purposes of the transaction at approximately $0.9 million) plus cash payments totaling approximately $0.8 million. Closing of the transactions and payment of the purchase price occurred in December 1997 upon receipt of uncontested grant by the FCC of the licenses to Roamer One.

VENTEL, INC.

     Ventel is in the business of providing financing to various 220 MHz SMR management companies in the United States. During 1997, the Company (a shareholder of Ventel) entered into an agreement with Ventel (the "Ventel Agreement"), which provided for the sale and transfer of certain outstanding loans, security agreements, and the rights related to the collateral for such security agreements from Ventel to the Company. Such loans were made by Ventel to PPC and ADC for the purpose of constructing 220MHz systems. These systems are the subject of purchase agreements (described above) between various licensees, ADC, PPC and the Company. The Ventel Agreement provided that the Company would acquire the security agreements and rights to the collateral in exchange for a payment to Ventel of 787,921 shares of its common stock and $100,000 in cash.

WIRELESS PLUS

     In December 1997, Intek completed the acquisition of selected assets of Wireless Plus, Inc. ("Wireless Plus"), a Hayward, California-based specialized mobile radio provider. The acquired assets include approximately 2,700 subscriber accounts, 19 five channel FCC licenses for operation of 220 MHz frequencies, and 12 five-channel and eight single-channel management agreements with third party licensees within the 220 MHz spectrum for total consideration of approximately $5.3 million. In addition, two licenses managed by Wireless Plus were purchased directly from the licensees for an aggregate purchase price of $106,406. The purchase price paid by the Company to Wireless Plus was as follows: (a) $100,000 paid as a deposit in November, 1997, (b) $500,000 in cash on February 17, 1998, (c) $106,579 in cash for each license transfer granted by the FCC to be paid at the time such transfer is completed, and (d) a secured subordinated note in the amount of approximately $2.6 million bearing interest at the rate of 8% per annum payable annually. Note principal is payable in two equal annual installments due in February 1999 and February 2000. At the date of the acquisition, the radio equipment used by existing Wireless Plus subscribers was not LMT-compatible. As part of the acquisition, the Company agreed to provide the subscribers with LMT-compatible radio equipment and return the old radio equipment to Wireless Plus. As a result, the Company accrued a liability of $1.7 million for the costs to replace the radios. As of September 30, 1998, the balance of the accrual for radio replacement was approximately $1.6 million.

COMTECH

     In August 1998, the Company entered into an asset purchase agreement (the "Purchase Agreement") with ComTech Communications, Inc. ("ComTech"), to purchase eleven licenses granted by the FCC in the 220-222 MHz band spectrum (the "Licenses") and certain equipment and other personal property, subscription contracts, accounts and lists and management and purchase option agreements relating to the Licenses which were owned by ComTech. The purchase price is $458,039, with $50,000 payable upon execution of the Purchase Agreement and the balance payable upon the final transfer of the Licenses to the Company by the FCC in the form of a three-year promissory note of the Company in the amount of $408,039 and bearing interest at the rate of 9% per annum. The Company will receive a credit of $41,640 against the purchase price for each License that is not so transferred to the Company. As part of the same transaction, the Company and ComTech entered into a management agreement pursuant to which Company manages the systems subject to ComTech's supervision and control until the final transfer of the Licences to the Company by the FCC.

     In addition to the transactions described above, Roamer One and ComTech entered into a letter of intent and resale agreement in September 1998 to provide for the purchase by Roamer One of a 5-channel Phase I national FCC License from ComTech and the design and construction of a national network by Roamer One using the License's frequencies for the provision of paging services and two-way land mobile radio services. Under the resale agreement, Roamer One will design and construct the radio system in order to resell airtime on the network. The equipment used for the base station transmitters will be leased by ComTech from MUSA under a separate equipment lease agreement. Under the resale agreement, Roamer One is responsible for all operating expenses, including site leases and taxes, and has agreed to pay ComTech, initially, $284 per month for each channel of any radio system operated by Roamer One to resell airtime on the network. Effective as of May 1, 1998, and through June 30, 1999, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $39,760 per month, and as of July 1, 1999, for the remaining term of the resale agreement, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $37,500 per month. The Purchase Agreement may be terminated by either party if the FCC has not granted any of the Assignment Applications with respect to Licenses sought to be acquired by the Company from ComTech by March 1, 1999. A termination of the Purchase Agreement terminates the Management Agreement between the Company and ComTech. The Equipment Lease Agreement between Midland and ComTech may be terminated upon 30 Days notice by either party and certain other events. The Resale Agreement between ComTech and Roamer One may be terminated by Roamer One during the period January 4, 1999 through January 15, 1999 upon notice to ComTech. The Company is evaluating its options under this agreement as a result of its recent success in the FCC auction. In the event the Company terminates the Agreement, the Agreement provides that Roamer One will be obligated to make certain payments to ComTech.


FCC AUCTION

     In August 1998, the Company entered into an agreement with National Rural Telecommunications Cooperative ("NRTC"), subsequently amended in November 1998, pursuant to which the Company, through its wholly-owned subsidiary, ILAC, and NRTC agreed to participate jointly in the recent FCC auction (the "Auction") for certain Phase II licenses in the 220-222 MHz band (the "Licenses"). The agreement provides for the purchase by ILAC of certain Licenses in the Auction on a cost-sharing basis and the post-auction partitioning and disaggregation of awarded Licenses between NRTC and ILAC. As a result of the conclusion of the Auction in November 1998, ILAC will be awarded two 10-channel nationwide, seven 15-channel regional, and 172 10-channel Economic Area ("EA"), or local, Business Radio airwave Licenses at a total cost of approximately $12.2 million. The Company will assign one nationwide and certain EA licenses to NRTC, disaggregate six regional and one EA licenses and partition certain EA licenses to NRTC. ILAC's portion of the cost for Licenses awarded in the Auction is approximately $6.6 million. In addition, ILAC has incurred a penalty charge of $57,200 for withdrawn high bids on Licenses subsequently awarded at lower bids during the Auction and has been assessed an additional holdback charge of $25,602 for withdrawn high bids with respect to Licenses which were not awarded during the Auction. If such Licenses are subsequently awarded in a later auction (which is presently scheduled to commence June 15, 1999) at a price equal to or greater than the withdrawn ILAC bid price, ILAC would be entitled to a return of this holdback charge. However, if such Licenses are subsequently awarded at less than the ILAC withdrawn high bid price, ILAC would be liable for the difference, which the Company estimates its total contingent liability with respect to such Licenses to be approximately an additional $853,000. At September 30, 1998, the Company was reflecting a deposit related to the Auction of approximately $1.8 million in the accompanying consolidated balance sheets.

     The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement, and as of December 1, 1998, NRTC and its Members have placed orders for approximately $5 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by MUSA to any of its dealers or customers within the United States and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has been granted stock options to purchase up to 200,000 shares of the Company's stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.


6.   PENSION PLAN

     Radiocoms contributes to the pension plan of Securicor, which maintains a defined benefit pension plan that covers executives and other senior employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The pension costs are assessed on the advice of independent qualified actuaries using the projected unit credit method. Actuarial valuations are performed at least every three years. The most recent actuarial valuation was April 5, 1997 and in accordance with the provisions of FAS No. 87, "Employers' Accounting for Pensions", at September 30, 1998 and 1997, there were no unfunded accumulated benefit obligations. The assets are held in separate trustee administered funds. For fiscal 1998, 1997 and 1996, Radiocoms' share of the costs of the Securicor's defined benefit pension plan amounted to $140,000, $200,000 and $200,000, respectively.


7.   INCOME TAXES

     The Company's benefit for the income taxes consists of the following for the three fiscal years ended September 30 ($'s in thousands):

                               1998            1997             1996
                              -------         -------         -------
Current:
    Federal                   $     -         $   628         $     -
    Foreign                         -             530           3,044
                              -------         -------         -------
    Total Current             $     -         $ 1,158         $ 3,044
Deferred                            -               -               -
                              -------         -------         -------
    Total                     $     -         $ 1,158         $ 3,044
                              -------         -------         -------
                              -------         -------         -------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Management has provided a valuation allowance on the Company's total net deferred tax assets due to the Company's history of losses. The valuation reserve was increased by $18,265,000 and $3,866,000 for September 30, 1998 and 1997, respectively.

         The approximate tax effect of temporary differences which gave rise to significant deferred tax assets and liabilities at September 30 are as follows ($'s in thousands):

                                                            1998               1997               1996
                                                        ----------        -----------           --------
Deferred tax items (Federal, state and foreign):
    Accrued liabilities                                   $  1,634           $    690           $      -
    Allowance for doubtful accounts receivable                 140                 16                  -
    Amortization of Roamer One startup costs                    28                 64                  -
    Disallowed interest expense                              1,256                174                  -
    Depreciation                                              (655)              (156)                 -
    Depreciation (foreign)                                      42               (178)               (63)
    Development costs (foreign)                              1,623             (2,779)             3,275
    Equipment site reserve                                   1,011                  -                  -
    General provisions (foreign)                                10                  -                  -
    Contributions carryforward                                   6                  -                  -
    Operating loss carryforwards                            14,001              5,453                  -
    Operating loss carryforwards (foreign)                   6,392              3,939                145
                                                        ----------        -----------           --------
                                                            25,488              7,223              3,357
    Valuation allowance                                    (25,488)            (7,223)            (3,357)
                                                        ----------        -----------           --------
    Net deferred tax liability                          $        -        $         -                  -
                                                        ----------        -----------           --------
                                                        ----------        -----------           --------

     A reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate of 34 percent for the three fiscal years ended September 30 is as follows ($'s in thousands):

                                                             1998               1997               1996
                                                         ----------         -----------        ----------
Benefit at statutory rate                                $  (23,797)        $   (9,573)        $   (4,125)
Statutory rate difference (foreign)                             102                277                121
Goodwill amortization / write-off                            12,620                729                  -
Accruals                                                      1,355                521                  -
Operating losses offset by capital Gain (foreign)             1,189                  -                  -
Operating losses not currently available for use
    nor available for group relief (foreign)                  2,172              3,660              1,045
Operating losses not currently available for use              6,348              3,369                  -
Other                                                            11               (141)               (85)
                                                         ----------         ----------           --------
                                                         $        -         $   (1,158)          $ (3,044)
                                                         ----------         -----------           --------
                                                         ----------         -----------           --------

     At September 30, 1998, the Company had net operating loss carryforwards available for Federal and State income tax purposes of approximately $36.7 million and $21.9 million, respectively. The net operating loss carryforwards expire in the year 2008 and thereafter for Federal income tax purposes and in the year 1999 and thereafter for state income tax purposes. The Company also had foreign net operating losses of approximately $6.4 million, which do not have an expiration date.

     For Federal income tax purposes, a corporation that undergoes a "change of ownership" pursuant to Section 382 of the Internal Revenue Code of 1986 ("Code"), as amended is subject to limitations on the amount of its net operating loss carryforwards, which may be used in the future. In addition, the use of certain other deductions attributable to events occurring in periods before such an ownership change, that are claimed within the five year period after such ownership change, may also be limited (such deductions, together with net operating loss carryforwards, "pre-change losses"). Upon consummation of the Radiocoms Acquisition, an ownership change under Section 382 did occur. As a result, the Company's annual limitation for using "pre-change losses" is approximately $0.8 million.

     Foreign losses may also be limited due to the change in ownership of the Company. In addition, Radiocoms will no longer be reimbursed by Securicor for benefits of Radiocoms losses.


8.   DEBT

THIRD PARTY BORROWINGS

     In December 1997, MUSA entered into a revolving credit agreement ("Credit Agreement") with a non-bank lender. The Credit Agreement makes available $5.0 million through December 1999. Borrowings under the Credit Agreement are secured by the assets of MUSA and bear interest at 1.5% above the lender's base rate (as defined). The Credit Agreement contains, among other covenants, a covenant relating to leverage, limitations on MUSA's ability to repay intercompany indebtedness and repayment provisions related to change in control of MUSA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of MUSA, and for borrowings for working capital. As of September 30, 1998, there was indebtedness outstanding of approximately $0.7 million and letter of credit commitments of $0.3 million under this Credit Agreement.

     In December 1997, Intek completed the acquisition of selected assets of Wireless Plus (Note 5). The purchase price paid by the Company to Wireless Plus included a secured subordinated note in the amount of approximately $2.6 million bearing interest at the rate of 8% per annum payable annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000.

     In March 1998, Intek repurchased 352,500 shares of Intek common stock at $2.75 per share in a private transaction for a total of $969,375 (Note 11). The purchase price paid by the Company included notes in the aggregate amount of $440,625. The notes are non-interest bearing and are due and payable on December 15, 1998.

     In August 1998, the Company entered into a purchase agreement with ComTech (Note 5). The purchase price paid by the Company to ComTech included a three-year promissory note in the amount of $408,039, bearing interest at the rate of 9% per annum. The note principal is payable in two installments in fiscal 2000 and 2001.

     Radiocoms has an overdraft agreement of 1.0 million pounds sterling (approximately U.S. $1.6 million) with a bank. Borrowings under the Agreement are unsecured at an ajustable rate of 1% over the prevailing U.K. base rate.
The year-end rate was 7.75%. The Company uses the overdraft
Facility for borrowings for working capital. As of September 30, 1998, there was indebtedness of approximately $0.7 million under this overdraft agreement.

     In addition, the Company has other borrowings related primarily to the acquisition of property and equipment from third parties in the aggregate amount of $410,000.

     As a result of the above agreements, as of September 30, 1998, third party borrowings will be repaid as follows ($'s in thousands):

                  Fiscal year
                  -----------
                  1999                                 $      3,299
                  2000                                        1,615
                  2001                                          384
                  2002                                          102
                  2003                                            2
                  Thereafter                                      -
                                                       ------------
                                                       $      5,402
                                                       ------------
                                                       ------------

RELATED PARTY BORROWINGS

     Prior to the Radiocoms Acquisition, Securicor had extended a limited use $15.0 million line of credit to MUSA. In connection with the Radiocoms Acquisition, Securicor made available to the Company a $15.0 million line of credit (which replaced the MUSA $15.0 million line of credit) to fund Intek's working capital needs. The September 1996 Facility could be drawn upon by Intek so long as it maintained a net worth of at least $20.0 million. The September 1996 Facility bore interest at the rate of prime (defined as the average of prime rates announced by certain specified banks), plus 1.0 percent through December 31, 1997, and thereafter interest was to accrue at the rate of 11.0 percent, compounded annually. The principal balance at September 30, 1997 was approximately $10.8 million, plus accrued interest of approximately $1.0 million.

     In March 1997, the Company borrowed $6.0 million for working capital purposes from Securicor. The unsecured borrowings was evidenced by an 11 percent note payable due the earlier of (1) the receipt of funds by Intek from a private or public offering of Intek common shares; or (2) October 18, 1998. Additionally, during May 1997, the Company borrowed $4.5 million from Securicor to retire certain outstanding debentures and an additional $2.0 million in September 1997. The May and September loans bore interest at 12.5 percent and were repayable under the same terms as the 11 percent note payable. Interest on these notes was due upon maturity of the notes. Accrued interest on these loans at September 30, 1997, was approximately $506,000.

     In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor which replaced all prior loan agreements. The December 1997 Facility provides the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek common stock as a result of any transaction except the direct or indirect transfer of the Intek common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. At September 30, 1998, the amount payable under the December 1997 Facility totaled $30.7 million, consisting of original principal borrowings of $29.5 million and capitalized interest of approximately $1.2 million.

     As a result of the above agreements, as of September 30, 1998, related party borrowings will be repaid as follows ($'s in thousands):

                  Fiscal year
                  -----------
                  1999                                 $          -
                  2000                                            -
                  2001                                        1,500
                  2002                                        7,500
                  2003                                       21,733
                  Thereafter                                      -
                                                       ------------
                                                       $     30,733
                                                       ------------
                                                       ------------

     In December, 1998 the Company entered into an additional financing arrangement for $25 million with Securicor (Note 17). During fiscal 1998 and 1997, interest expense for related party borrowings totaled $2.7 million and $1.4 million, respectively.

9.   PREFERRED STOCK

RADIOCOMS

     In December 1996, the Company consummated the Radiocoms Acquisition (Note
4). Prior to the consummation of this transaction, Securicor forgave approximately $12.0 million due it by Radiocoms and accepted 20,000 shares of $1,000 par value per share of preferred stock from Radiocoms ("Radiocoms Preferred Stock") for the remaining balance due. The preferred stock is mandatorily redeemable on June 30, 2006 at its par value and bears a dividend rate of 6 percent. During fiscal 1998 and 1997, Radiocoms accrued dividends of $1.2 million and $1.0 million, respectively, which are included in the total Radiocoms preferred stock balance at September 30, 1998, of $22.2 million.


INTEK GLOBAL

     Effective March 1, 1998, Securicor purchased, pursuant to a Preferred Stock Purchase Agreement dated December 29, 1997, 12,408 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for approximately $12.4 million. Proceeds from the sale of the Series A Preferred Stock were applied against the principal balance of the December 1997 Debt Facility (Note
8). The liquidation value of the Series A Preferred Stock is $1,000 per share and par value is $.001 per share. Dividends accrue at the rate of 11 1/2% of the original issue price of $1,000 per share and are cumulative. Dividend payments are due upon the conversion or redemption of the Series A Preferred Stock. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Intek common stock if the market price of Intek common stock exceeds $6.00 for 20 consecutive trading days. Intek may cause the Series A Preferred Stock to be converted if the market price is or exceeds $9.00 for 20 consecutive trading days. The holder of the Series A Preferred Stock has the right to convert the Series A Preferred Stock into shares of Intek common stock if Intek does not redeem the Series A Preferred Stock by June 30, 2003. The Series A Preferred Stock is subject to adjustments for stock dividends, stock splits or share combinations of Intek common stock or distribution of a material portion of Intek's assets to the holders of Intek common stock. The Series A Preferred Stock does not have voting power except as provided by Delaware corporate law. During fiscal 1998, Intek accrued dividends totaling $844,000 which are included in the total Intek Global preferred stock balance at September 30, 1998 of $13.3 million.


10. SALES OF SECURITIES OUTSIDE THE UNITED STATES UNDER REGULATION S OF THE SECURITIES ACT

     On February 29, 1996, the Company raised $2.5 million through the issuance of a Senior Secured Debenture ("Senior Debenture") to MeesPierson ICS Limited, a U.K. limited liability company ("MeesPierson"). The Senior

Debenture was secured by land and a building owned by the Company (the "Property"). Intek also issued 50,000 shares of Intek common stock to MeesPierson as a closing fee for its investment banking services. The Senior Debenture matured on August 31, 1996. In exchange for an extension until the earlier of October 31, 1996 or the sale of the Property, Intek paid to MeesPierson accrued interest through August 1, 1996, issued 25,000 shares of Intek common stock to MeesPierson and issued 5,000 shares of Intek common stock to Octagon Capital Canada Corporation for an agent's fee. In exchange for a further extension to January 31, 1997, Intek issued MeesPierson 34,000 shares of Intek common stock valued at approximately $0.2 million. The Senior Debenture was paid in full on December 31, 1996.

     On April 26, 1996, The Company sold a series of 6.5% Notes in the aggregate principal amount of $5.0 million (the "Notes"), maturing April 25, 1999. During fiscal 1997, holders of the Notes exercised warrants to convert all $5.0 million of the Notes into Intek common stock at an average discount of 18 percent below market price. This discount, in the amount of approximately $0.9 million, was a pre-reverse acquisition expense of Intek. A portion of accrued interest was repaid through issuance of Intek common stock valued at approximately $0.1 million.

     On November 1, 1996, the Company sold a series of 6.5% Notes in the aggregate principal amount of $2.0 million (the "November 1996 Notes") maturing on October 31, 1999. Net proceeds to the Company, after fees and broker's commissions, were approximately $2.0 million. All accrued interest is due and payable at the time the November 1996 Notes mature or upon the exercise of the warrants. During the quarter ended March 31, 1997, holders of the Notes exercised warrants to convert all $2.0 million of the Notes into Intek common stock at an average discount of 28% below market price. This discount, in the amount of approximately $0.6 million, was charged to interest expense during fiscal 1997.

     On February 6, 1997, the Company sold a series of 7.5% convertible debentures (the "February 1997 Debentures") and Warrants (the "February 1997 Warrants") to three purchasers. Net proceeds to the Company, after fees and broker's commissions, were approximately $4.0 million. The February 1997 Debentures matured on February 6, 2000 and bore interest at the rate of 7.5 percent per annum. All accrued interest was due and payable at the time the February 1997 Debentures matured or upon their conversion to Intek common stock. The debt conversion price was the lesser of $3.83 million or 80% of the average closing bid price for the 5 trading days prior to conversion resulting in a discount of $0.8 million. In May 1997, the Company redeemed the February 1997 Debentures in exchange for a cash payment equal to the principal amount of the debentures plus a redemption premium of 10 percent and all accrued and unpaid interest resulting in a $0.4 million reduction in the originally anticipated discount. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The February 1997 Warrants were estimated by the broker to have a value of $0.1 million, which was included in interest expense in fiscal 1997. All February 1997 warrants were outstanding and unexercised at September 30, 1998.


11.  COMMON STOCK REPURCHASE PLAN

     On November 24, 1997, the Board of Directors of the Company adopted a share repurchase plan whereby the officers of the Company are authorized to expend up to $1.0 million to acquire up to 1 percent of Intek common stock. During fiscal 1998, the Company repurchased 184,500 shares of Intek common stock, $0.01 par value in the open market at a cost of $359,000. In March 1998, the Board of Directors terminated the share repurchase plan.

     In March 1998, Intek repurchased 352,500 shares of Intek common stock at $2.75 per share from SCL in a private transaction for a total of $969,375. Pursuant to the terms of the transaction, Intek paid SCL cash in the amount of $528,750 and notes in the aggregate amount of $440,625. The notes are non-interest bearing and are due and payable on December 15, 1998.


12.  STOCK-BASED COMPENSATION PLANS

EXECUTIVE STOCK GRANT

     In connection with his employment by the Company in August 1997, the chief executive officer of the

Company received, among other things, 300,000 shares of Intek common stock. The employment agreement provides that in the event the fair market value of the 300,000 shares on December 31, 1998 ("December Fair Value"), is less than $1.0 million, the Company will pay the executive an amount equal to the difference between $1.0 million and the December Fair Value. The payment will be made, at the executive's option, in cash, Intek common stock or a combination thereof. In fiscal 1997, the Company recorded compensation expense of approximately $1.0 million, related to the executive stock grant.

STOCK OPTION PLANS

     The 1988 Key Employee Incentive Stock Option Plan ("1988 Plan") provides for the granting of options on up to 500,000 shares of Intek common stock. The stock options are exercisable over a period determined by the Stock Option Committee, but no longer than ten years after the date they are granted. The options are exercisable at a price equal to the average of the closing per share bid and asked price of the Intek common stock on the date an option is granted ("Fair Market Value") or 110 percent of Fair Market Value for persons who have in excess of a 10 percent voting interest in all classes of the Company's stock prior to the date of grant. The dollar amount of options issued under the Plan in any calendar year is limited to $100,000 per person in value, plus any unused limit carry-over. At the Annual Meeting of Stockholders held on February 18, 1998, the stockholders approved a modification in the1988 Plan so that options granted under this plan qualify as "incentive stock options" within the meaning of Section of 422 of the Internal Revenue Code (IRC). At September 30, 1998, there were 436,666 options outstanding under the 1988 Plan, of which approximately 120,000 options were exercisable.

     In September 1994, the Board of Directors approved the 1994 Stock Option Plan ("1994 Option Plan") and the 1994 Director's Option Plan ("1994 Director's Plan"). The two plans were approved by Intek's stockholders at the Annual Meeting of Stockholders held on July 5, 1995. The 1994 Option Plan and the 1994 Director's Plan provide for the granting of options to purchase up to 600,000 and 300,000 shares, respectively, of Intek common stock.

     The 1994 Option Plan provides for the granting of "incentive stock options" and "nonqualified stock options", which are not intended to qualify under any provision of the Code. No optionee may be granted stock options to purchase more than 60,000 shares in any fiscal year. At September 30, 1998, there were 350,000 options outstanding under the 1994 Option Plan, of which approximately 250,000 options were exercisable.

     Under the terms of the 1994 Directors' Plan, each director is entitled to receive, on the date of his or her initial election as a director, an option to purchase 20,000 shares of Intek common stock. No person may receive an option pursuant to the 1994 Directors' Plan more than once. At September 30, 1998, there were 160,000 options outstanding under the 1994 Directors' Plan, of which approximately 80,000 options were exercisable.

     Under both 1994 plans, the option exercise price equals the fair market value of Intek common stock at the date of grant. Historically, under both 1994 plans, options have vested after one year and expire after ten years. The 100,000 options granted under the 1994 Option Plan during fiscal 1998 vest at a rate of 20% per year.

     At the Annual Meeting of Stockholders held on February 18, 1998, the stockholders approved the 1997 Performance and Equity Incentive Plan ("1997 Incentive Plan"). The 1997 Incentive Plan authorized the Compensation Committee of the Board of Directors to issue up to a total of 4,000,000 shares to attract, retain and motivate key employees, nonemployee directors and independent contractors. The 1997 Incentive Plan authorizes the following awards based upon Intek common stock: stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units and cash awards. No awards may be granted under the 1997 Incentive Plan after November 20, 2007. Stock options issued under the 1997 Incentive Plan may be either nonqualified or incentive stock options within the meaning of Section 422 of the IRC. The term of nonqualified stock options may be no longer than twenty years and ten years for incentive stock options. The Compensation Committee shall specify the vesting period of each stock option issued. At September 30, 1998, there were 3,305,000 stock options outstanding under the 1997 Incentive Plan, of which approximately 365,000 options were exercisable. At September 30, 1998, the Company had not issued any stock appreciation rights, stock awards, stock units, performance shares, performance units or cash awards under the 1997 Incentive Plan.

     A summary of the stock options issued under the 1988 Plan, the 1994 Option Plan, the 1994 Directors' Plan and the 1997 Incentive Plan, and changes during the fiscal years ended September 30 are as follows:

                                               1998                   1997                    1996
                                         ------------------    --------------------     -------------------
                                         Shares    Wtd Avg      Shares     Wtd Avg      Shares     Wtd Avg
                                          (000)    Ex Price      (000)     Ex Price      (000)     Ex Price
                                        -------    --------    -------     --------     ------     --------
Outstanding, beginning of year              735    $   3.67         315    $   4.16         475    $   3.69
     Granted                              3,695        2.39         420        3.30          72        5.88
     Exercised                                -           -           -           -         225        3.80
     Forfeited                              178        3.46           -           -           -           -
     Expired                                  -           -           -           -           7        1.75
                                        -------                 -------                 -------
Outstanding, end of year                  4,252        2.56         735        3.67         315        4.16
                                        -------                 -------                 -------
Options exercisable at year-end             815        3.18         315        4.16         315        4.16
                                        -------     -------     -------    --------     -------    --------
Weighted average fair value of
    options granted during the year     $  2.15                 $  1.93                 $  4.22
                                        -------                 -------                 -------
                                        -------                 -------                 -------

     The 4,251,666 options outstanding at September 30, 1998, have the following exercise prices and weighted average remaining contractual lives:

                                                                        Weighted Average
                                                                            Remaining
           Exercise Price                Shares                     Contractual Life (years)
           --------------                ------                     ------------------------
              $1.688                      40,000                            9.09
              $1.970                     800,000                            8.95
              $2.000                     600,000                            9.89
              $2.500                   2,005,000                            9.45
              $3.000                     226,666                            6.28
              $3.125                      20,000                            8.40
              $3.190                      40,000                            9.85
              $3.750                     230,000                            5.99
              $4.000                     210,000                            9.67
              $5.875                      60,000                            7.23
              $6.125                      20,000                            8.18
                                          ------
                                       4,251,666

As of September 30, 1998, options available for future grant were as follows:

1988 Plan                                                5,834
1994 Stock Option Plan                                  48,000
1994 Directors' Plan                                    85,000
1997 Incentive Plan                                    695,000
                                                       -------
                                                       833,834

     The Company accounts for these plans under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As long as the exercise price of the stock options is not less than the fair value of the Intek common stock at the date of grant, no compensation expense is recognized. Had compensation expense for these plans been determined consistent with the requirements of FAS No. 123 "Accounting for Stock-based Compensation" ("FAS 123"), the Company's net loss and loss per share would have been increased to the following pro forma amounts during the three fiscal years ended September 30 ($'s in thousands, except per share amounts):

                                               1998       1997     1996
                                            --------   --------   -------
Net loss applicable to
common shareholders:         As Reported    $(66,463)  $(26,999)  $(9,089)
                             Pro Forma       (68,941)   (27,264)   (9,393)
Net loss per share
applicable to common
shareholders (basic and
diluted):                    As Reported       (1.58)     (0.74)    (0.36)
                             Pro Forma         (1.63)     (0.75)    (0.38)

     Because the FAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the options granted during the three fiscal years ended September 30 is as follows:

                                       1998    1997    1996
                                       ----    ----    ----
Risk free interest rate (percent)      5.64    5.85    5.40
Expected dividend yield (percent)       0.0     0.0     0.0
Expected lives of option (years)        4.8     3.0     3.0
Expected volatility (percent)          98.4    84.3   118.1

13.  RELATED PARTY TRANSACTIONS

     Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with Directors of the Company. Related party transactions, other than those disclosed elsewhere in the Notes to the Consolidated Financial Statements, are disclosed below.

     The Company believes that the terms of the transactions and the agreements described below are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties. On-going and future transactions with related parties will be (1) on terms at least as favorable as those which the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.

SECURICOR

     Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed, in connection with the Securicor Transaction, to obtain certain support and administrative services for Radiocoms from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of Radiocoms during fiscal 1997. During fiscal 1997, approximately $0.7 million of support and administrative service costs (including services of Edmund Hough, Intek's former Chief Executive Officer) were billed to Intek by Securicor. As of September 30, 1998, these costs remained unpaid by Intek.

     During the fourth quarter of fiscal 1998, Intek sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor. The sale price for the ESU Assets was $8.5 million resulting in a gain of $3.1 million. Due to the related party nature of the sale, the gain was recorded as a direct increase in shareholders' equity (deficit). The sales price is subject to a post closing adjustment up to (pound)500,000 (approximately $800,000) depending on certain circumstances.

     Radiocoms sells products to Securicor. In fiscal years 1998, 1997, and 1996, revenues from such sales were $3.2 million, $6.8 million, and $6.9 million, respectively.


DIRECTORS, OFFICERS AND AFFILIATED COMPANIES

     John Simmonds, a former director of the Company, is affiliated with SCL, Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and MIC. Mr. Simmonds resigned from the Board of Directors in July 1998. Steven Wasserman, a director and Secretary of the Company, is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a director of the Company, is a partner of the law firm Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C. John Wareham, a director of the Company, is the President of the consulting and executive recruiting firm Wareham Associates, Inc.

     The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of approximately $111,000 and $237,000, respectively, during fiscal 1998 and 1997. In addition, Mr. Wasserman received $1,000 per month as compensation for his services as the secretary of the Company until January 1, 1997, at which time his compensation was increased to $2,000 per month.

     The law firm Kelly & Povich, P.C. performed legal services for the Company and its subsidiaries as of December 1996. Mr. Kelly is a member of the Company's Board of Directors. During fiscal 1998 and 1997, Kelly & Povich, P.C. received fees of approximately $170,000 and $55,000, respectively. Squire, Sanders & Dempsey L.L.P. received fees of $38,000 during fiscal 1998 and received no fees during fiscal 1997.

     The firm of Wareham Associates, Inc. provides executive recruiting and management consulting services to the Company for which it received fees of $249,000 during fiscal 1998 and no fees during fiscal 1997.

     Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director. For fiscal 1998, the Company paid directors fees of $61,000 and as of September 30, 1998, had accrued $9,000 for unpaid directors fees. For fiscal 1997, the Company paid directors fees of $48,000 and as of September 30, 1997, had accrued $9,000 for unpaid directors fees.

     The Company has entered into several related party borrowings with Securicor (Note 8). Roger Wiggs and Michael Wilkinson, directors of the Company, are also officers of Securicor. Directors fees for Messers. Wiggs and Wilkinson are paid to Securicor plc.

     Pursuant to a consulting agreement, the Company paid $10,000 a month to Nicholas R. Wilson until the Company notified Mr. Wilson on March 21, 1997 that it was terminating the agreement. Mr. Wilson was the Chairman of the Board of Directors until his resignation on December 3, 1996. During fiscal 1997 and 1996, the Company paid Mr. Wilson $80,000 and $120,000, respectively.

     Pursuant to an oral management agreement between SCL and the Company, the Company paid SCL $10,000 per month and SCL made available to the Company the services of Messrs. Simmonds, Dunstan and Heinke, each of whom were officers and directors of the Company. The agreement was terminated effective January, 1997. During fiscal 1997, the Company paid $40,000 to SCL pursuant to this agreement.

     Pursuant to an oral consulting agreement with SMM, the Company paid SMM $8,000 per month for consulting services. During fiscal 1997, the Company paid $32,000 to SMM. Effective February 1, 1997, the Company terminated the agreement and ceased such payments.

     In March 1998, Intek repurchased 352,500 shares of Intek common stock at $2.75 per share from SCL in a private transaction.

     During fiscal 1997, the Company entered into two agreements with ADC and 22 holders of 220 MHz FCC licenses (Note 5). John Simmonds and SCL were shareholders of ADC when the agreements were consummated.

     The Company and SCL had an arrangement whereby Roamer One purchased equipment and installation services from SCL. During fiscal 1997 and 1996, Roamer One purchased approximately $8,000 and $2.3 million, respectively, of radio equipment and installation services from SCL. The agreement was terminated during fiscal 1997.

     On September 19, 1996, MUSA entered into an agreement with MIC, whereby MIC agreed to permit MUSA to make use of the services of the supplier liaison office maintained by MIC in Japan and MIC's purchasing representative in Korea. During fiscal 1998 and 1997, MUSA paid $56,000 and $140,000, respectively, to MIC. This agreement was terminated in January, 1998.

     On September 19, 1996, MUSA and SCL entered into a Computer Services Agreement pursuant to which SCL agreed to provide MUSA access to the IBM AS400 computer system, including hardware and software, currently owned by SCL, for data processing purposes. During fiscal 1998 and 1997, MUSA paid $16,000 and $218,000, respectively, to SCL. This agreement was terminated on October 31, 1997.

     On December 3, 1996, the Company entered into a Registration Rights Agreement to provide certain holders of Intek common stock, including SCL, MIC, Roamer One Holdings, Securicor, Securicor International Limited and Anglo York Industries, Inc. with certain demand and "piggy-back" registration rights with respect to the Intek common stock owned by the holders. Each is a stockholder of the Company and, collectively, such stockholders own approximately 70 percent of Intek common stock at September 30, 1998.


14.  COMMITMENTS AND CONTINGENCIES

SITE LEASES

     The Company has entered into 231 site leases for the housing of radio base station equipment and antenna systems related to the Roamer One network. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of September 30, 1998, total future minimum lease payments are as follows ($'s in thousands):

                  1999                                           $2,362
                  2000                                            1,800
                  2001                                            1,041
                  2002                                              329
                  2003                                              149
                  Thereafter                                        221
                                                                 ------
                                                                 $5,902
                                                                 ------
                                                                 ------

PURCHASE COMMITMENTS

     As of September 30, 1998, MUSA had a purchase commitment with its main supplier of radios to purchase approximately $3.8 million of inventory (Note 2).


15.  LEGAL PROCEEDINGS

     The Company, David Neibert, the Company's Executive Vice President, and Nicholas R. Wilson, a former Chairman of the Company ("Intek Defendants") were named with forty other defendants in a complaint (Scott, ET AL. Steingold, et al.) filed in U.S. District Court for the Northern District of Illinois in November, 1997. The lawsuit purports to allege claims under the Racketeer Influenced Corrupt Organizations Act ("RICO"), the Securities Exchange Act of 1934 and various common law state claims in connection with the sale and marketing of interests in certain partnerships formed to operate specialized mobile radio ("SMR") systems. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

     The plaintiffs also had filed, and have now withdrawn against the Intek Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file a second amended complaint, which request was granted by the court. Intek requested plaintiffs to withdraw all claims against the Intek defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purports to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with (i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint.

     The Intek Defendants moved to dismiss the amended complaint. On September 30, 1998, the Court granted in part and denied in part the Intek defendants' motion to dismiss the complaint and dismissed plaintiffs' RICO claims with prejudice. The Court granted plaintiffs leave to replead all claims (except their RICO claims) that were timely under the applicable statute of limitations.

     On October 23, 1998, the plaintiffs filed a third amended complaint which purported to allege claims under Section 10(b) and 20 of the 1934 Act and Rule 10b-5 promulgated thereunder, Section 12(1) and 12(2) of the 1933 Act and control person liability thereunder, and various common law state claims in connection with the sale and marketing of certain SMR Partnerships and the purported dissipation of assets of certain of these Partnerships. Plaintiffs seek rescissory damages with interest and punitive damages in an amount to be determined. The Intek Defendants have until December 14, 1998 to answer the third amended complaint, or otherwise plead. In the opinion of the management of the Company, this lawsuit will not have a material adverse affect on the Company's consolidated financial position or results of operations.

     In addition, from time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

16.  SEGMENT REPORTING

     During fiscal 1998, the Company restructured itself to integrate its design, manufacturing, distribution and airtime operations. The Company operates in one industry segment as a provider of spectrum-efficient wireless communications technology, products and services. Products include LM and non-LM based radios, and products manufactured under contract for third parties. Services include subscriber revenues, royalties, equipment rental, and non-warranty repair. All prior year segment information has been restated to reflect the current year's structure of the Company's internal organization. The Company's geographic data from continuing operations for the three fiscal years ended September 30, are as follows ($'s in thousands):

                                                                      Revenues
                                                     ------------------------------------------
                                                        1998             1997           1996
                                                     ----------      -----------    -----------
GEOGRAPHIC AREAS
United States
    Unaffiliated                                     $   13,563      $    16,710    $         -
    To foreign affiliates                                     -                7              -
Foreign
    Unaffiliated                                         22,091           25,574         23,899
    To United States affiliates                           1,649           12,442          8,984
Total sales between geographic areas                     (1,649)         (12,449)        (8,984)
                                                     ----------      -----------    -----------
    Consolidated Revenues                            $   35,654      $    42,284    $    23,899
                                                     ----------      -----------    -----------
                                                     ----------      -----------    -----------
                                                                  Long Term Assets
                                                     ------------------------------------------
                                                         1998             1997           1996
                                                     ----------      -----------    -----------
United States                                        $   44,270      $    70,316    $         -
Foreign                                                   4,636            7,820         16,816
                                                     ----------      -----------    -----------
    Total consolidated long term assets              $   48,906      $    78,136    $    16,816
                                                     ----------      -----------    -----------
                                                     ----------      -----------    -----------

17.  SUBSEQUENT EVENTS

     Subsequent events, other than those disclosed elsewhere Notes to the Consolidated Financial Statements, are disclosed below.

     In December 1998, the Company entered into an additional financing arrangement for $25 million with Securicor. The arrangement provides that amounts outstanding bear interest at 11.5%, payable quarterly in cash or deferred at the Company's discretion, and is due December 31, 1999. Outstanding debt under the arrangement is convertible at any time at Securicor's discretion into the Company's common stock at various conversion prices. The conversion price for the first $12.5 million will be the average closing price for the last 20 trading days prior to the date the Company's Board of Directors approved the arrangement and the next $12.5 million will be set at the average closing price of the Company's common stock for the last 20 trading days prior to the date of each draw on the facility.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                            INTEK GLOBAL CORPORATION

To the Board of Directors of
   Intek Global Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Intek Global Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended September 30, 1998, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended September 30, 1997, consisting of the statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for Securicor Radiocoms Limited, predecessor corporation in the continuing business of Intek Global Corporation and subsidiaries for the period from October 1, 1996 through December 2, 1996 (Pre-Reverse Acquisition), and the statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows of Intek Global Corporation and subsidiaries for the period from December 3, 1996 through September 30, 1997 (Post-Reverse Acquisition), all included in this Form 10-K and have issued our report thereon dated December 16, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Intek Global Corporation listed in Item 14 (a)(2) of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule, for the periods referred to above, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP

Kansas City, Missouri,
December 16, 1998

                  REPORT OF INDEPENDENT AUDITORS ON SCHEDULE OF
                            INTEK GLOBAL CORPORATION

To the Board of Securicor Radiocoms Limited:

We have audited in accordance with generally accepted accounting principles used in the United States of America, the statements of operations and comprehensive income (loss) and cash flows of Securicor Radiocoms Limited (predecessor company to Intek Global Corporation) for the year ended September 30, 1996, included in this Form 10-K and have issued our report thereon dated 24 January 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Intek Global Corporation listed in
Item 14 (a)(2) of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule, for the period referred to above, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




London, England                              BAKER TILLY
24 January 1997                              Chartered Accountants

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               ($'s in thousands)

                                          Balance at      Charged to                                   Balance at
                                         beginning of      costs and    Charged to                       end of
                                            Period         expenses   other accounts    Deductions       period
                                         ------------    -----------  --------------   -----------     ----------
Allowance for doubtful accounts
  Fiscal 1998                            $        863            350  $            -   $       220     $      993
  Fiscal 1997                                     128            735               -             -            863
  Fiscal 1996                                     475              -               -           347            128

Restructuring reserve
  Fiscal 1998                                       -          1,613               -           189          1,424
  Fiscal 1997                                       -              -               -             -              -
  Fiscal 1996                                       -              -               -             -              -

                                INDEX TO EXHIBITS

Exhibit No.                                                                                        Page No.
-----------                                                                                        --------
3.1(i)         Articles  of   Incorporation   of  Intek  Global   Corporation   (the
               "Registrant").                                                                           (3)

3.1(ii)        By-Laws of the Registrant.                                                               (2)

10.1           Employment  Agreement  dated  as  of  September 8,  1997  between  the
               Registrant and Robert J. Shiver.                                                         (4)

10.2           Amendment  to  Employment  Agreement   dated  as of  January 12,  1998
               between the Registrant and Robert J. Shiver.                                             (1)

10.3           Employment   Agreement  dated   as  of  April  21,  1997  between  the
               Registrant and Donald Goeltz.                                                            (4)

10.4           Employment  Agreement  dated  as  of  August 27,  1998  between  Intek
               Global Corporation and George Valenti.                                                   (1)

10.5           Employment  Agreement  dated  December 8, 1997 between  the Registrant
               and Louis Monari.                                                                        (1)

10.6           Employment  Agreement  dated July 15, 1998  between the Registrant and
               Robert Hardy.                                                                            (1)

10.7           Second Amended and Restated Loan  Agreement  dated as  of December 29,
               1997,  between  Intek Global  Corporation  as Borrower and  Securicor
               Communications Limited as Lender.                                                        (4)

10.8           Promissory   note  dated   December  29,  1997,   in  the  amount  of
               $29,500,000  made  by  Intek  Global  Corporation  to  the  order  of
               Securicor Communications Limited.                                                        (4)

10.9           Preferred  Stock  Purchase  Agreement  dated as of December 29, 1997,
               between  Intek  Global   Corporation  and  Securicor   Communications
               Limited.                                                                                 (4)

10.10          Loan and Security  Agreement  dated December 24, 1997, by and between
               Summit  Commercial/Gibraltar  Corp., as Lender and Midland USA, Inc.,
               as Borrower.                                                                             (4)

10.11          Subordination  Agreement  dated December 24, 1997, by and among Intek
               Global Corporation and Summit Commercial/Gibraltar Corp.                                 (4)




10.12          Master  Distribution  Agreement  dated  September 4, 1998 between the
               Registrant   and  National   Rural   Telecommunications   Cooperative
               ("NRTC").                                                                                (1)

10.13          Auction Participation and License Partitioning Agreement between the
               Registrant, Intek License Acquisition Corp. and NRTC dated August 17,
               1998.                                                                                    (1)

10.14          Amendment to Auction Participation and License Partitioning Agreement
               dated November 6, 1998.                                                                  (1)

10.15          Amendment to Master Distribution Agreement dated November 6, 1998 between
               the Registrant and NRTC.                                                                 (1)

10.16          Escrow Agreement dated as of September 10, 1998 between the Registrant
               and NRTC.                                                                                (1)

10.17          Agreement   dated  as  of  August 14,  1998  between  Securicor Radiocoms
               Limited and Securicor Information Systems Limited.                                       (1)

11.            Statement re computation of per share earnings.                                          (5)

12.            Statement re computation of ratios.                                                      (5)

13.            Annual Report, Quarterly Report on Form 10Q.                                             (5)

16.            Letter on change in certifying accountant.                                               (5)

18.            Letter on change in accounting principles.                                               (5)

21             Subsidiaries                                                                             (1)

22.            Published report regarding matters submitted to vote.                                    (5)


23.1           Consent of Arthur Andersen LLP                                                           (1)

23.2           Consent of Baker Tilly                                                                   (1)

27             Financial Data Schedule                                                                  (1)

28.            Information from report furnished to state insurance Regulatory Authority                (5)

(1)  Included in this Report.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3) This exhibit is contained in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(4) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Commission on January 12, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(5)  Not applicable