Form 10-K/A
period 1998-09-30
INTEK GLOBAL CORP
filed 1999-01-29
CIK 50977

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 29, 1999.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                         COMMISSION FILE NUMBER:  0-9160

                            INTEK GLOBAL CORPORATION
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                             04-2450145
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                                99 PARK AVENUE
                          NEW YORK, NEW YORK 10016
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (212) 949-4200

      Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
                                                              $0.01 PAR VALUE
                                                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 18, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $19,375,874. The number of shares outstanding of the Registrant's Common Stock was 42,303,038 as of December 18, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The following are the biographies of Intek Global's current directors. Effective July 20, 1998, John G. Simmonds resigned as a director of Intek Global.

Robert J. Shiver       CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF INTEK GLOBAL.
Age 44                 Mr. Shiver has been the Chairman of the Board and
Director since 1997    Chief Executive Officer of Intek Global since August
                       1997. Mr. Shiver has been a member of Intek Global's
                       Nominating Committee since January 20, 1998. From 1994 until August 1997, Mr. Shiver served as Chief
                       Executive Officer and a director of Centennial
                       Security Holdings, Inc. and Centennial Security, Inc., a large provider of security systems and services in North America. Mr. Shiver, since 1992, also has served as Chairman and director of BDC Holdings, Inc.

Dean Howard Frank      DEAN, ROBERT H. SMITH SCHOOL OF BUSINESS, UNIVERSITY
Age 57                 OF MARYLAND, COLLEGE PARK.  Dean Frank has served as
Director since 1998    the Dean of the Robert H. Smith School of Business
                       since September 1997. Dean Frank was a Senior Fellow at the Wharton School of Business, University of Pennsylvania from August 1993 until August 1997. As a
                       Senior Fellow, Dean Frank was on loan to the Defense
                       Advanced Research Projects Agency where he served as Director of the Information Technology Office. Dean
                       Frank is also a partner in Howard Frank Associates.
                       Dean Frank has been a member of Intek Global's Audit
                       Committee since August 4, 1998 and serves as the Chairman of that Committee.

Robert B. Kelly        PARTNER, SQUIRE, SANDERS & DEMPSEY, L.L.P.  Mr. Kelly
Age 42                 has been a partner in the Washington, D.C. law firm of
Director since 1996    Squire, Sanders & Dempsey, L.L.P. since May 1998.  Mr.
                       Kelly was a principal in the Washington, D.C. law firm of Kelly & Povich, P.C. since its formation in October
                       1994 until May 1998. Mr. Kelly was a partner in the Washington, D.C. firm of Piper & Marbury from January
                       1989 to March 1992, was a sole practitioner from March
                       1992 to February 1993 and was a principal in the firm of Kelly, Hunter, Mow & Povich, P.C. from February
                       1993 to October 1994. Mr. Kelly is also a director of Axiom, Inc. Securicor plc has agreed to indemnify Mr.
                       Kelly for certain liabilities arising out of his duties as a director of Intek Global. Mr. Kelly has been a member of Intek Global's Compensation Committee since January 20, 1998, and a member of Intek Global's
                       Audit Committee since January 16, 1997.

Professor Eli M. Noam  PROFESSOR, COLUMBIA UNIVERSITY.  Professor Noam is a
Age 52                 Professor of Finance and Economics, and Director of
Director since 1998    the Columbia Institute for Tele-Information at the
                       Columbia Business School, Columbia University. He has served as a Professor since 1976. Professor Noam has been a member of Intek Global's Compensation
                       Committee since August 4, 1998.

John Wareham           CHIEF EXECUTIVE OFFICER OF WAREHAM ASSOCIATES, INC.
Age 59                 Mr. Wareham is the founder and Chief Executive Officer
Director since 1998    for Wareham Associates, Inc., a human resources
                       consulting firm. Mr. Wareham founded the organization approximately 30 years ago.

Steven L. Wasserman    PARTNER, KOHRMAN, JACKSON & KRANTZ, P.L.L.  Mr.
Age 45                 Wasserman has been the Secretary of Intek Global since
Director since 1994    September 1994.  Mr. Wasserman is a member of Intek
                       Global's Audit Committee. Mr. Wasserman is an attorney and a partner of the law firm of Kohrman
                       Jackson & Krantz, P.L.L., Cleveland, Ohio, since 1994.
                       From 1983 to 1994, Mr. Wasserman was a shareholder and officer of Honohan, Harwood, Chernett & Wasserman
                       Co. LPA, Cleveland, Ohio. Mr. Wasserman also is a director of SecurFone America, Inc., a prepaid cellular and network service provider. He is a member of the State bars of Ohio and Florida.

Roger Wiggs            CHIEF EXECUTIVE OF SECURICOR PLC.  Mr. Wiggs is a
Age 59                 solicitor and is the Chief Executive of Securicor plc.
Director since 1997    Mr. Wiggs has been a member of Intek Global's
                       Nominating Committee since January 20, 1998.  Mr.
                       Wiggs was appointed Director for Overseas Operations of Securicor Limited in 1974 and subsequently Managing
                       Director of Securicor International Limited.  In 1977,
                       Mr. Wiggs was appointed to the Board of Directors of Securicor Group plc and Security Services plc. In
                       1985, Mr. Wiggs was elected Deputy Group Chief
                       Executive; in 1988, was elected Group Chief Executive;
                       and in 1996, when Securicor plc was formed, Securicor plc Chief Executive. Mr. Wiggs is also a director of Cellnet Group Limited and a non-executive Director of BSM Group plc and The Crown Agents Foundation.

Michael G. Wilkinson   FINANCIAL DIRECTOR OF SECURICOR COMMUNICATIONS
Age 48                 LIMITED.  Mr. Wilkinson has served as Financial
Director since 1997    Director of Securicor Communications Limited since
                       1992.  Mr. Wilkinson has been a member of Intek
                       Global's Audit Committee since January 20, 1998.

EXECUTIVE OFFICERS

     The following are the biographies of Intek Global's current executive officers except for Mr. Shiver, the Chairman and Chief Executive Officer of Intek Global, whose biography is included above under "Directors."

Robert M. Hardy        PRESIDENT, U.S. OPERATIONS.  Mr. Hardy has been the
Age 56                 President of U.S. Operations of Intek Global since
                       July 1998.  Mr. Hardy served as the interim Vice
                       President and Chief Operating Officer of ADE
                       Corporation from September 1996 until March 1998.  Mr.
                       Hardy served as interim Vice President and Chief
                       Operating Officer of Beechwood Data Corporation from
                       August 1994 until April 1996 and was interim Senior
                       Vice President and Chief Operating Officer of Pavco
                       International from March 1993 until June 1994.

Louis J. Monari        VICE PRESIDENT - ADMINISTRATION.  Louis J. Monari
Age 48                 became Vice President-Administration in December 1997.
                       From 1994 until he joined Intek Global, Mr. Monari was Vice President and General Manager of a subsidiary of Digital Solutions, Inc. From 1988 to 1994, Mr.
                       Monari was co-founder and President of Holgate
                       Associates, Inc., a management consulting firm. Prior to 1988, Mr. Monari spent 16 years in various management positions with Nabisco, Inc., including 7 years in international operations.

David Neibert          EXECUTIVE VICE PRESIDENT.  Mr. Neibert has been an
Age 43                 Executive Vice President of Intek Global since
                       September 1996. Mr. Neibert was a director (from 1992 until April 1997) and was the President (from June
                       1993 until September 1994) of Roamer One Holdings,
                       Inc., was a director of Intek Global from September
                       1994 until February 1998 and was the President of Master Marine Incorporated D.B.A. Seamark Marine
                       Electronics (1987-1992). Mr. Neibert also was a director of the American Mobil Telecommunications
                       Association and served as the Chairman of its 220MHz
                       Council until July 1996.

George Valenti         CHIEF FINANCIAL OFFICER AND VICE PRESIDENT.  Mr.
Age 48                 Valenti has been the Chief Financial Officer of Intek
                       Global since August 1998.  Mr. Valenti served as Chief
                       Financial Officer of Energy One, LLC from September
                       1997 until August 1998. From June 1994 through April
                       1997, Mr. Valenti was the Vice President-Financial
                       Services of TRC Environmental Corp.  From 1985 to June
                       1994, Mr. Valenti was the Corporate Controller of
                       Rochester Telephone Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC and The Nasdaq Stock Market on changes in their beneficial ownership of Intek Global common stock and to provide Intek Global with copies of the reports. Based on our review of these reports and of certifications furnished to us, we believe that all of these reporting persons complied with their filing requirements for 1998 except for Donald Goeltz who filed two late reports involving two transactions, Robert B. Kelly who filed one late report involving one transaction, D. Gregg Marston who filed two late reports involving two transactions, Louis J. Monari who filed two late reports involving three transactions, David Neibert who filed three late reports involving five transactions, Robert J. Shiver who filed two late reports involving seven transactions and Steven L. Wasserman who filed one late report involving one transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The tables below show salaries and bonuses paid during the last three years, options granted in fiscal 1998 and fiscal year-end option values for the Chief Executive Officer and our next four most highly compensated executive officers.

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------
                                                                    LONG-TERM
                                    ANNUAL COMPENSATION        COMPENSATION AWARDS
                                 -------------------------  --------------------------
                                                                            SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                          RESTRICTED      UNDERLYING    COMPENSATION
   POSITION               YEAR   SALARY ($)      BONUS ($)   STOCK ($)      OPTIONS (#)       ($)
------------------------------------------------------------------------------------------------------
Robert J. Shiver          1998    $300,000       $114,000       --           1,100,000         --
  Chairman, Chief         1997    $ 25,000(1)    $ 65,000       --              20,000    $1,000,000(2)
  Executive               1996       --              --         --              --             --
  Officer

Donald Goeltz             1998    $191,322       $ 36,000       --            100,000          --
  Senior Vice             1997    $ 71,111           --         --            160,000          --
  President-Corporate     1996       --              --         --              --             --
  Development(3)

D. Gregg Marston          1998    $124,048       $  7,500       --            100,000          --
  Interim Chief           1997    $104,518       $ 17,500       --              --             --
  Financial Officer and   1996    $105,180       $  7,500       --             30,000          --
  Vice President-
  Finance(4)

Louis J. Monari           1998    $118,683       $ 31,852       --            275,000          --
  Vice President -        1997       --              --         --              --             --
  Administration(5)       1996       --              --         --              --             --

David Neibert             1998    $171,735      $  46,000       --            100,000          --
  Executive Vice          1997    $200,405(6)        --         --              --             --
  President               1996    $153,860           --         --              --             --
------------------------------------------------------------------------------------------------------


(1) Does not include $4,500 Mr. Shiver received as compensation as a director of Intek Global. Mr. Shiver began his employment with Intek Global on August 27, 1997.

(2)  Reflects 300,000 shares of Intek Global common stock issued to Mr.
     Shiver pursuant to his employment agreement. If the fair market value of such stock is less than $1,000,000 on December 31, 1998, Intek Global will pay Mr. Shiver the difference in cash or Intek Global common stock, at Mr. Shiver's option. Mr. Shiver elected to receive the difference in cash in an amount equal to $643,750 which was paid in fiscal 1999.

(3)  Mr. Goeltz resigned from the Company effective November 16, 1998.

(4)  Mr. Marston resigned from the Company effective December 31, 1998.

(5)  Mr. Monari began his employment with Intek Global on December 8, 1997.

(6) Does not include $7,000 Mr. Neibert received as compensation as a director of Intek Global.

                      OPTION GRANTS IN LAST FISCAL YEAR


--------------------------------------------------------------------------------------------
                                                INDIVIDUAL GRANTS
                    ------------------------------------------------------------------------
                     NUMBER OF
                    SECURITIES    PERCENT OF
                    UNDERLYING   TOTAL OPTIONS                                  GRANT DATE
                     OPTIONS      GRANTED TO     EXERCISE PRICE   EXPIRATION   PRESENT VALUE
NAME                GRANTED (#)   EMPLOYEES          ($/SH)         DATE           ($)(1)
--------------------------------------------------------------------------------------------
Robert J. Shiver    800,000(2)      22.5%             $1.97        9/08/07       $1,162,400
--------------------------------------------------------------------------------------------
                    300,000(3)       8.4%             $2.50        3/12/08       $  754,350
--------------------------------------------------------------------------------------------
Donald Goeltz       100,000(4)       2.8%             $2.50        3/12/08       $  251,450
--------------------------------------------------------------------------------------------
D. Gregg Marston    100,000(5)       2.8%             $2.50        3/12/08       $  251,450
--------------------------------------------------------------------------------------------
Louis J. Monari     275,000(6)       7.7%             $2.50        3/12/08       $  691,488
--------------------------------------------------------------------------------------------
David Neibert       100,000(7)       2.8%             $2.50        3/12/08       $  251,450
--------------------------------------------------------------------------------------------

(1) We calculated the values using the Black-Scholes stock option pricing model under which we made the following assumptions: volatility of 98.4%, risk-free rate of return of 5.64%, dividend yield of 0% and an expected life of 4.8 years. We did not adjust the model for non-transferability, risk of forfeiture, or vesting restrictions. The actual value (IF ANY) an executive officer receives from a stock option will depend upon the amount by which the market price of the Intek Global common stock exceeds the exercise price of the option on the date of exercise. There can be no assurance that the amount stated as "grant date present value" will actually be realized.

(2) Exercisable 20% per year beginning on August 27, 1998 and on each of the first four anniversary dates thereafter.

(3) Exercisable 50% per year beginning on January 1, 2000 and on the first anniversary date thereafter.

(4) Exercisable 20% per year beginning on March 12, 1999 and on each of the first four anniversary dates thereafter.

(5) Exercisable 20% per year beginning on March 12, 1999 and on each of the first four anniversary dates thereafter.

(6) 55,000 shares exercisable on March 12, 1998 and on December 8, 1998 and on each of the first three anniversary dates thereafter.

(7) Exercisable 20% per year beginning on March 12, 1999 and on each of the first four anniversary dates thereafter.

                                 1998 FISCAL
                          YEAR-END OPTION VALUES(1)

-------------------------------------------------------------------------
                      NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS
                                HELD AT SEPTEMBER 30, 1998
                      ---------------------------------------------------
       NAME                     EXERCISABLE      UNEXERCISABLE
-------------------------------------------------------------------------
Robert J. Shiver                  180,000            940,000
-------------------------------------------------------------------------
Donald Goeltz                      73,333(2)         186,667
-------------------------------------------------------------------------
D. Gregg Marston                   50,000             80,000
-------------------------------------------------------------------------
Louis J. Monari                   110,000            165,000
-------------------------------------------------------------------------
David Neibert                      40,000(3)          80,000
-------------------------------------------------------------------------

(1)  No options listed are currently in-the-money.

(2) Of the 73,333 shares, 20,000 are exercisable within 60 days of January 26, 1999.

(3) Of the 40,000 shares, 20,000 are exercisable within 60 days of January 26, 1999.

EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

     Intek Global's employment agreement with Mr. Shiver provides that he will serve as the Chairman of the Board of Directors and Chief Executive Officer. The agreement has a two-year term unless earlier terminated by Intek Global or Mr. Shiver. Such term automatically renews for one year, unless Intek Global or Mr. Shiver gives notice of its or his desire not to so renew. Mr. Shiver receives a base salary of $300,000 per annum and participates in bonus arrangements under which he is eligible to earn an annual bonus equal to a maximum of 40% of his annual salary based on Intek Global's achieving certain performance goals to be established by the Board of Directors. Mr. Shiver also received a commencement bonus of $65,000.

     Mr. Shiver is entitled to participate in Intek Global's applicable long-term incentive compensation plan and was granted 300,000 shares (the "Restricted Stock") of Intek Global common stock. In the event that on December 31, 1998, at which time any restrictions will be lifted, the Fair Market Value (as defined in Mr. Shiver's employment agreement) of the Restricted Stock is less than $1,000,000, Intek Global has agreed to pay Mr. Shiver a sum equal to the difference between $1,000,000 and such Fair Market Value. Such payment is due on or before February 28, 1999 and is payable at Mr. Shiver's option in cash or Intek Global common stock, or a combination of both. Mr. Shiver elected to receive the difference in cash in an amount equal to $643,750. Under the terms of Mr. Shiver's employment agreement, Mr. Shiver also has an option to purchase 800,000 shares of Intek Global common stock, which option will vest over a five-year period, and which option the Committee granted at an exercise price of $1.97 per share under the 1997 Performance and Equity Incentive Plan.

     If Mr. Shiver's employment is terminated other than for cause, or if he resigns for good reason, Mr. Shiver is entitled to:

     - his base salary earned but not paid to the date of the termination of his employment;

     - all annual incentive compensation awards with respect to any year prior to the year of the termination of Mr. Shiver's employment which have been earned but not paid;

     - an amount equal to Mr. Shiver's base salary with respect to a period equal to 18 months;

     - a pro rata annual incentive compensation award for the year in which Mr. Shiver's employment terminates;

     - the immediate removal of restrictions on transferability with respect to all shares of the Restricted Stock;

     - exercise the exercisable portion of the options held by Mr. Shiver as of the date of the termination of his employment until the earlier of
        (i) the end of the 90-day period following the date his employment is terminated and (ii) the date the options would otherwise expire;

     - 100% of the unexercisable portion of the options as of the date his employment is terminated which shall become exercisable immediately until the earlier of (i) the end of the 90-day period following the date his employment is terminated and (ii) the date the options would otherwise expire;

     - any other amounts earned, accrued or owing to Mr. Shiver as set forth in his employment agreement;

     - continued participation, as if he were still an employee, in Intek Global's medical, dental, hospitalization and life insurance plans, programs and/or arrangements and in other employee benefit plans, programs and/or arrangements in which he was participating on the date of the termination of his employment until the earlier of:

        -- the end of the 18-month period following the date Mr. Shiver's employment is terminated; and

        -- the date, or dates, Mr. Shiver receives equivalent coverage and benefits under the plans, programs and/or arrangements of a subsequent employer (such coverage and benefits to be determined on a coverage-by-coverage or benefit-by-benefit basis); and

     - such other or additional benefits, if any, as are provided under applicable plans, programs and/or arrangements of Intek Global.

     Upon a change-in-control, restrictions on transferability on the Restricted Stock are removed and any unexercisable options granted pursuant to Mr. Shiver's employment agreement become exercisable. Mr. Shiver also is subject to restrictions prohibiting him from (i) engaging in competition with Intek Global or any of our subsidiaries for a period commencing on August 27, 1997 and ending on the later of August 27, 1999 or one (1) year after the end of Mr. Shiver's employment with Intek Global, and (ii) divulging any confidential or proprietary information he obtained while he was our employee for a period covering the term of employment and thereafter.


EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

     As of July 15, 1998, Intek Global entered into an employment agreement with Robert M. Hardy, pursuant to which Mr. Hardy agreed to serve as President of U.S. operations of Intek Global until July 15, 2000, with an automatic one-year renewal. Under the terms of the agreement, Mr. Hardy is entitled to an annualized base salary of $225,000, and is entitled to participate in Intek Global's applicable annual incentive compensation and long-term incentive compensation plans. Under the terms of Mr. Hardy's employment agreement, Mr. Hardy also is entitled to and has been granted an option to purchase 250,000 shares of Intek Global common stock, which option will vest over a five-year period. If Mr. Hardy's employment is terminated other than for cause, or if he resigns for good reason, Mr. Hardy will receive benefits substantially similar to those of Mr. Shiver under the same circumstances. Finally, Mr. Hardy also is subject to restrictions prohibiting him from (i) engaging in competition with Intek Global or any of our subsidiaries for a period commencing on July 15, 1998 and ending one (1) year after the end of Mr. Hardy's employment with Intek Global, and (ii) divulging any confidential or proprietary information he obtained while he was our employee for a period covering the term of employment and thereafter.

     As of April 27, 1998, Intek Global entered into an employment agreement with Louis J. Monari pursuant to which Mr. Monari agreed to serve as Vice President-Administration of Intek Global until December 8, 1999, with an automatic one-year renewal. Under the terms of the agreement, Mr. Monari is entitled to an annualized base salary of $145,000, and is entitled to participate in Intek Global's applicable annual incentive compensation and long-term incentive compensation plans. Under the terms of Mr. Monari's employment agreement, Mr. Monari also is entitled to and has been granted an option to purchase 275,000 shares of Intek Global common stock, which option will vest over a four-year period. If Mr. Monari's employment is terminated other than for cause, or if he resigns for good reason, Mr. Monari will receive benefits substantially similar to those of Mr. Shiver under the same circumstances. Finally, Mr. Monari also is subject to restrictions prohibiting him from (i) engaging in competition with Intek Global or any of our subsidiaries for a period commencing on December 8, 1997 and ending one
(1) year after the end of Mr. Monari's employment with Intek

Global, and (ii) divulging any confidential or proprietary information he obtained while he was our employee for a period covering the term of employment and thereafter.

     Intek Global has entered into an employment agreement with George A. Valenti dated as of August 27, 1998, pursuant to which Mr. Valenti agreed to serve as Chief Financial Officer of Intek Global until August 3, 2000, with an automatic one-year renewal. Under the terms of the agreement, Mr. Valenti is entitled to an annualized base salary of $180,000, and is entitled to participate in Intek Global's applicable annual incentive compensation and long-term incentive compensation plans. Under the terms of Mr. Valenti's employment agreement, Mr. Valenti also is entitled to and has been granted an option to purchase 250,000 shares of Intek Global common stock, which option will vest over a five-year period. If Mr. Valenti's employment is terminated other than for cause, or if he resigns for good reason, Mr. Valenti will receive benefits substantially similar to those of Mr. Shiver under the same circumstances. Finally, Mr. Valenti also is subject to restrictions prohibiting him from (i) engaging in competition with Intek Global or any of our subsidiaries for a period commencing on August 3, 1998 and ending one (1) year after the end of Mr. Valenti's employment with Intek Global, and (ii) divulging any confidential or proprietary information he obtained while he was our employee for a period covering the term of employment and thereafter.

REPORT ON EXECUTIVE COMPENSATION FOR 1998 BY THE BOARD

     The Compensation Committee of the Board administers Intek Global's executive compensation program. The Committee has furnished the following report on executive compensation for 1998:

                  EXECUTIVE COMPENSATION PHILOSOPHY


     The Committee has designed Intek Global's executive compensation program to support what we believe to be an appropriate relationship between executive pay and the creation of stockholder value. To emphasize equity incentives, we link a significant portion of executive compensation to the market performance of Intek Global common stock. The objectives of our program are:

     - To support a pay-for-performance policy that differentiates bonus amounts among all executives based on both their individual performance and the performance of Intek Global;

     - To align the interests of executives with the long-term interests of stockholders through awards whose value over time depends upon the market value of Intek Global's common stock; and

     - To motivate key executives to achieve strategic business initiatives and to reward them for their achievement.

     We compensate our executives through base salary, bonus paid in cash, and long-term incentive awards (USUALLY GRANTS OF STOCK OPTIONS).

     We also provide our executives with employee benefits, such as health benefits, similar to those typically offered to executives by the corporations with which we compete for talent. Intek Global has also entered into employment agreements with certain of our executive officers to provide for certain payments and other benefits if they are terminated following a change in control of Intek Global. (These agreements are discussed elsewhere in this report.)

     In 1998, we paid Mr. Shiver, Intek Global's Chief Executive Officer, in accordance with his employment agreement, $300,000 in salary and $114,000 as a bonus and we granted to him options to purchase shares of Intek Global common stock.


                       DEDUCTIBILITY OF COMPENSATION


     As part of the Omnibus Reconciliation Act of 1993, Section 162(m) was added to the Internal Revenue Code. Section 162(m) limits the deduction of compensation paid to the chief executive officer and other named executive officers to the extent the compensation of a particular executive exceeds $1 million, unless such compensation was based upon predetermined quantifiable performance goals or paid pursuant to a written contract that was in effect on February 17, 1993.

     The Committee will continue to review and modify Intek Global's compensation practices and programs as necessary to ensure Intek Global's ability to attract and retain key executives while taking into account the deductibility of compensation payments. Under the 1988 Stock Incentive Plan, awards of stock options and performance stock are designed to satisfy the deductibility requirements of Section 162(m). However, awards under the 1997 Performance and Equity Incentive Plan may not be fully deductible since, in designing the Plan, the Committee felt it was important to retain flexibility to reward senior management for extraordinary contributions that cannot properly be recognized under a predetermined quantitative plan.


                                       The Compensation Committee



                                       Robert B. Kelly
                                       Professor Eli M. Noam


Dated:  January 27, 1999


PERFORMANCE GRAPH

     The graph below compares the five-year total return to stockholders (STOCK PRICE APPRECIATION PLUS REINVESTED DIVIDENDS) for Intek Global common stock with the comparable return of three indexes: The Nasdaq Stock Market, the Nasdaq Telecommunication Stocks index (which includes wireless communications companies quoted on the Nasdaq Stock Market) and the Nasdaq Non-Financial Stocks Index (which includes manufacturing companies that are quoted on the Nasdaq Stock Market). Points on the graph represent the performance as of the last business day of each of the years indicated.



              COMPARISON OF FIVE-YEAR TOTAL RETURN TO STOCKHOLDER
                    AMONG INTEK GLOBAL, NASDAQ STOCK MARKET,
                      NASDAQ TELECOMMUNICATIONS STOCKS AND
                          NASDAQ NON-FINANCIAL STOCKS



               INTEK         NASDAQ (US)    NASDAQ Telecommunications     NASDAQ Non-Financial
            ------------     ------------   -------------------------     --------------------
             Individual          Cum                 Cum                         Cum
            Total Return     Total Return        Total Return                Total Return
            ------------     ------------        ------------                ------------
30-Sep-93    100.000          100.000             100.000                     100.000
30-Sep-94    484.966          100.826              92.478                      99.448
30-Sep-95    642.580          139.281             110.347                     138.625
30-Sep-96    460.718          165.238             114.411                     161.818
30-Sep-97    193.986          226.814             155.213                     217.295
30-Sep-98    187.973          231.786             203.916                     219.974


INTEK GLOBAL, NASDAQ STOCK MARKET, NASDAQ TELECOMMUNICATIONS STOCKS AND NASDAQ NON-FINANCIAL STOCKS


     Since September 23, 1994, Intek Global redirected its business from plastics manufacturing to the business of developing and managing 220 MHz SMR (specialized mobile radio) Systems in the U.S. By May 15, 1995, Intek Global sold substantially all of its assets relating to the plastics business. The Nasdaq Non-Financial Stock Index (which includes manufacturing companies) is used as a meaningful index against which to measure the Company's performance prior to September 1994 since Intek Global was a plastics manufacturing company. The Nasdaq Telecommunication Stocks Index is a meaningful index against which to measure Intek Global's performance since September 1994 when it redirected its business into the communications industry. As of September 30, 1998, a $100 investment made in September, 1994 would have increased to $203.92 if invested in the Nasdaq Telecommunications Stock Index, and $187.97 invested in the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John G. Simmonds, the former Chief Executive Officer of Intek Global from September 23, 1994 until December 3, 1996 and a former director of Intek Global, served on the Compensation Committee during fiscal 1998 until his resignation on July 20, 1998.

DIRECTORS COMPENSATION

ANNUAL FEE     We compensate directors of Intek Global with a fee of $4,000 per year plus a one-time grant of  20,000 shares of Intek
               Global common stock under our 1994 Directors' Stock Option
               Plan upon election to the Board of Directors.

MEETING FEES   We pay directors a fee of:

                  -  $500 for attendance at each Board meeting;

                  - $500 for attendance at each Audit Committee meeting held at the same time as a stockholder or Board meeting; and

                  -  $500 for attendance at each special committee meeting.

                The annual maximum fee per director is $10,000.


EXPENSES AND    We reimburse all directors for reasonable travel and other
BENEFITS        related expenses incurred in attending stockholders, Board and committee meetings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table shows, as of January 26, 1999, all persons we know to be "beneficial owners" of more than five percent of Intek Global common stock (1). This information is based on Schedules 13D and 13G reports filed with the Securities and Exchange Commission (SEC) by each of the firms listed in the table below. If you wish, you may obtain these reports from the SEC.


  Name and Address of                        Number of Shares
  Beneficial Owner                          Owned Beneficially(1)        Percent of Class
---------------------------------------------------------------------------------------------
Securicor plc                                   25,937,042(2)                 61.3%
Sutton Park House
15 Carshalton Road
Sutton, Surrey, SM 1 4LD, United Kingdom

Mees Pierson  ICS Limited                        3,824,382                     9.0%
Camomile Court
23 Camomile Street
London EC3A 7PP, United Kingdom
---------------------------------------------------------------------------------------------


(1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own Intek Global common stock not only if you hold it directly, but also if you indirectly (THROUGH A RELATIONSHIP, A POSITION AS A DIRECTOR OR TRUSTEE, OR A CONTRACT OR UNDERSTANDING), have (OR SHARE) the power to vote or sell the stock or the right to acquire it within 60 days.

(2) 25,000,000 shares are owned by Securicor Communications Limited, a corporation organized under the laws of England and Wales, and 937,042 shares are owned by Securicor International Limited, a corporation organized under the laws of England and Wales. Securicor Communications has the right, at any time, to convert $5.0 million of debt owed to it by Intek Global into Intek Global common stock at a conversion price equal to the average closing price of Intek Global common stock for the 20 trading days prior to December 16, 1998. Both Securicor Communications and Securicor International are wholly owned direct subsidiaries of Security Services plc which is itself a wholly owned indirect subsidiary of Securicor plc, a corporation listed on the London Stock Exchange. On December 3, 1996, Intek Global acquired all the issued and outstanding common stock of Securicor Radiocoms Limited, a wholly-owned subsidiary of Securicor Communications, in exchange for 25,000,000 shares of Intek Global common stock. A change in control of Intek Global occurred as a result of that transaction.

     The following table shows, as of January 26, 1999, the Intek Global common stock owned beneficially by Intek Global directors and our Chief Executive Officer and other executive officers who received salary and bonus in excess of $100,000 during 1998. Except for Robert J. Shiver, no director or executive officer owns beneficially 1% or more of the shares of Intek Global common stock. All directors and executive officers as a group own beneficially 2.4% of the shares of Intek Global common stock.



--------------------------------------------------------------------------------------
                             Amount and Nature of
Name of Beneficial Owner     Beneficial Ownership    Percent of Class
--------------------------------------------------------------------------------------
Robert J. Shiver                   520,349(1)              1.2%
--------------------------------------------------------------------------------------
Howard Frank                         0(2)                  0%
--------------------------------------------------------------------------------------
Robert B. Kelly                     48,000(3)               *
--------------------------------------------------------------------------------------
Louis J. Monari                    125,176(4)               *
--------------------------------------------------------------------------------------
David Neibert                      107,614(5)               *
--------------------------------------------------------------------------------------
Eli M. Noam                          0(6)                  0%
--------------------------------------------------------------------------------------
John Wareham                        45,000(7)               *
--------------------------------------------------------------------------------------
Steven L. Wasserman                 93,000(8)               *
--------------------------------------------------------------------------------------
Roger Wiggs                         45,000(9)               *
--------------------------------------------------------------------------------------
Michael G. Wilkinson                45,000(10)              *
--------------------------------------------------------------------------------------
All directors and executive         1,029,139              2.4%
officers as a group
(12 persons)(11)..........
--------------------------------------------------------------------------------------

  *Less than 1%.



(1) 1,000 shares are held by BDC Holdings, Inc. Mr. Shiver is the sole owner of BDC Holdings, Inc. Pursuant to the 1994 Directors' Stock Option Plan, Mr. Shiver has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $3.125 per share, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 800,000 shares of Intek Global common stock at an exercise price of $1.97 per share, of which 160,000 shares are exercisable, and an option to acquire 300,000 shares of Intek Global common stock at an exercise price of $2.50 per share, which will become exercisable in 50% increments beginning on January 1, 2000.

(2) Pursuant to the 1994 Directors' Stock Option Plan, Dean Frank has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $3.19 per share, which will become exercisable on August 4, 1999.

(3) Pursuant to the 1994 Directors' Stock Option Plan, Mr. Kelly has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $6.125 per share, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 25,000 shares of Intek Global common stock at an exercise price of $2.50 per share.

(4) Pursuant to the 1997 Performance and Equity Incentive Plan, Mr. Monari has an option to acquire 275,000 shares of Intek Global common stock at an exercise price of $2.50 per share, of which 110,000 shares are exercisable.

(5) Pursuant to the 1994 Stock Option Plan, Mr. Neibert has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $3.75 per share, and pursuant to the 1997 Performance and Equity Incentive

      Plan, an option to acquire 100,000 shares of Intek Global common stock at an exercise price of $2.50 per share, of which 20,000 shares will become exercisable within 60 days of January 26, 1999. Mr. Neibert sold 300,000 shares to Ryan Consulting Limited pursuant to a Stock Purchase Agreement dated as of December 30, 1997. While all rights related to ownership have been transferred and conveyed to Ryan Consulting, Mr. Neibert retains a security interest in such stock until payment for the stock (which payment is due over a ten-year period commencing July 1, 1998) has been made by Ryan Consulting. Mr. Neibert disclaims beneficial ownership of such 300,000 shares.

(6) Pursuant to the 1994 Directors' Stock Option Plan, Professor Noam has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $3.19 per share, which will become exercisable on August 4, 1999.

(7) Pursuant to the 1994 Directors' Stock Option Plan, Mr. Wareham has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $3.06 per share, of which 20,000 shares will become exercisable within 60 days of January 26, 1999, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 25,000 shares of Intek Global common stock at an exercise price of $2.50 per share.

(8) Pursuant to the 1994 Directors' Stock Option Plan, Mr. Wasserman has an option to acquire 40,000 shares of Intek Global common stock at an exercise price of $3.75 per share, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 25,000 shares of Intek Global common stock at an exercise price of $2.50 per share.

(9) Pursuant to the 1994 Directors' Stock Option Plan, Mr. Wiggs has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $1.688 per share, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 25,000 shares at an exercise price of $2.50 per share.

(10) Pursuant to the 1994 Directors' Stock Option Plan, Mr. Wilkinson has an option to acquire 20,000 shares of Intek Global common stock at an exercise price of $1.688 per share, and pursuant to the 1997 Performance and Equity Incentive Plan, an option to acquire 25,000 shares at an exercise price of $2.50 per share.

(11) Donald Goeltz and D. Gregg Marston were each executive officers who received salary and bonus in excess of $100,000 during 1998. Each resigned their positions at Intek Global and they beneficially owned in the aggregate less than 1% of the outstanding shares of Intek Global common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ---------------------------------------------

    On September 19, 1996, Midland USA, Inc. a wholly owned subsidiary of Intek Global, entered into an agreement with Midland International Corporation, whereby Midland International agreed to permit Midland USA to make use of the services of the supplier liaison office maintained by Midland International in Japan and Midland International's purchasing representative in Korea. During fiscal 1998, Midland USA paid $56,000 to Midland International. This agreement was terminated in January 1998.

     On September 19, 1996, Midland USA and Simmonds Capital entered into a Computer Services Agreement pursuant to which Simmonds Capital agreed to provide Midland USA access to the IBM AS400 computer system, including hardware and software, currently owned by Simmonds Capital for data processing purposes. During fiscal 1998, Midland USA paid $16,000 to Simmonds Capital. This agreement was terminated on October 31, 1997.

     On December 3, 1996, Intek Global entered into a Registration Rights Agreement to provide certain holders of Intek Global common stock, including Securicor Communications, with certain demand and "piggy-back" registration rights with respect to the Intek Global common stock owned by the holders.

     Kohrman Jackson & Krantz, P.L.L., a Cleveland, Ohio law firm, of which Mr. Wasserman is a partner, performs legal services for Intek Global and its subsidiaries. Mr. Wasserman is a member of Intek Global's Board of Directors and is the Secretary of Intek Global. Mr. Wasserman receives $2,000 per month as compensation for his services as the Secretary of Intek Global. As of December 31, 1998, for services rendered in fiscal 1998, Intek Global had paid Kohrman Jackson & Krantz, P.L.L. $110,000 in fees.

     As of December 31, 1998, Intek Global was indebted to Securicor Communications in the amount of $69.4 million pursuant to a term loan with principal payments due beginning July 1, 2001. Mr. Wiggs is Chief Executive of Securicor plc. Mr. Wilkinson is financial director of Securicor Communications. Both Messrs. Wiggs and Wilkinson are members of Intek Global's Board of Directors.

     Squire, Sanders & Dempsey, L.L.P., a Washington, D.C. law firm, of which Mr. Kelly is a partner since May 1998, performs legal services for Intek Global and its subsidiaries. Mr. Kelly is a member of Intek Global's Board of Directors. As of December 31, 1998, for services rendered in fiscal 1998, the Company had paid Squire, Sanders & Dempsey, L.L.P. $38,000 in fees. Kelly & Povich, P.C., a Washington, D.C. law firm, of which Mr. Kelly was a 50% shareholder, performed legal services for Intek Global and its subsidiaries during fiscal 1998. As of December 31, 1998, for services rendered in fiscal 1998, the Company paid Kelly & Povich, P.C. $170,000.

     Wareham Associates, Inc., of which Mr. Wareham is the Chief Executive Officer, provided executive recruiting and management consulting services to Intek Global. Mr. Wareham is a member of Intek Global's Board of Directors. During fiscal 1998, Intek Global paid Wareham Associates, Inc. $249,000.

     During the fourth quarter of fiscal 1998, Intek Global sold its non-core, U.K.-based land mobile radio distribution and maintenance assets to Securicor Information Systems Limited, a subsidiary of Securicor Communications. The sale price for these assets was $8.5 million resulting in a gain of $3.1 million. The sales price is subject to a post closing adjustment up to 500,000 pounds equaling approximately $800,000 depending on certain circumstances.

     Securicor Radiocoms Limited, a wholly owned subsidiary of Intek Global, sells its products to Securicor Communications. In fiscal year 1998, revenues from such sales were $3.2 million.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1999.


                                       INTEK GLOBAL CORPORATION


                                       By: /s/ George A. Valenti
                                           -------------------------------
                                            George A. Valenti
                                            Chief Financial Officer