Form 10-Q
period 1998-12-31
INTEK GLOBAL CORP
filed 1999-02-12
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1998

                                       OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                   --------------             -------------

                          Commission File Number 0-9160

                            INTEK GLOBAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                      04-2450145
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     99 Park Avenue                                                  10016
     New York, NY
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number:                         (212) 949-4200

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of February 12, 1999, is 42,303,038 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            INTEK GLOBAL CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                              LOSS (UNAUDITED)
             ($'s in thousands, except share and per share amounts)

                                                                           Three Months Ended
                                                                                 December 31,
                                                                   ------------------------------------
                                                                        1998                   1997
                                                                   -------------          -------------
Revenues
    Net product sales                                              $      5,353            $      8,942
    Service income                                                          621                     298
                                                                   ------------            ------------
Total revenues                                                            5,974                   9,240

Costs and expenses:
    Cost of product sales                                                 3,340                   6,544
    Cost of services provided                                               988                   1,008
    Sales and marketing                                                   1,553                   1,853
    Research and development                                                676                     633
    General and administrative                                            4,030                   4,011
    Depreciation and amortization                                         1,393                   1,329
                                                                   ------------            ------------
Operating loss                                                           (6,006)                 (6,138)

Other income (expense):
    Interest                                                             (1,092)                   (683)
    Other                                                                   (36)                     16
                                                                   ------------            ------------
Loss before income taxes                                                 (7,134)                 (6,805)
Income tax benefit                                                         --                      --
                                                                   ------------            ------------
Net loss                                                                 (7,134)                 (6,805)
Less: preferred dividends                                                  (665)                   (298)
                                                                   ------------            ------------
Net loss applicable to common shareholders                               (7,799)                 (7,103)

Other comprehensive income (loss):
    Foreign currency translation adjustments, net of tax                    390                      (1)
                                                                   ------------            ------------
Comprehensive income (loss)                                        $     (7,409)           $     (7,104)
                                                                   ============            ============
Net loss per share applicable to common shareholders
    (basic & diluted)                                              $      (0.18)           $      (0.17)
                                                                   ============            ============
Weighted average number of common shares outstanding
    (basic & diluted)                                                42,303,038              42,056,269
                                                                   ============            ============

  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)

                                                                            (UNAUDITED)
                                                                           Dec. 31, 1998    Sept. 30, 1998
                                                                           -------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                $   2,191            $   5,719
    Accounts receivable, net of allowance for doubtful accounts
      of $842 in December 1998 and $993 in September 1998                        3,884                3,870
    Inventories                                                                 20,511               17,677
    Deposits                                                                       846                1,750
    Amounts due from related parties                                               310                  396
    Prepaid expenses and other current assets                                    1,503                1,796
                                                                             ---------            ---------
    Total current assets                                                        29,245               31,208
                                                                             ---------            ---------
PROPERTY AND EQUIPMENT, NET                                                     24,160               23,569

OTHER ASSETS:
    Note receivable                                                                140                  580
    Intangible assets, net                                                      20,744               20,961
    Inventory-long term                                                          3,549                3,189
    Other                                                                          612                  607
                                                                             ---------            ---------
    Total other assets                                                          25,045               25,337
                                                                             ---------            ---------
TOTAL ASSETS                                                                 $  78,450            $  80,114
                                                                             =========            =========
CURRENT LIABILITIES:
    Accounts payable                                                             6,356                7,062
    Amounts due to related parties                                               2,930                2,499
    Accrued liabilities                                                          6,531                7,420
    Notes payable-third party                                                    6,949                3,299
    Notes payable-related party                                                  2,500                 --
                                                                             ---------            ---------
    Total current liabilities                                                   25,266               20,280
                                                                             ---------            ---------
LONG TERM DEBT:
    Notes payable - third party                                                  2,044                2,038
    Notes payable - related party                                               30,792               30,733
    Other                                                                           60                   65
                                                                             ---------            ---------
    Total long term debt                                                        32,896               32,836
                                                                             ---------            ---------
PREFERRED STOCK - Mandatorily Redeemable                                        36,117               35,452
                                                                             ---------            ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 60,000,000 shares authorized
      43,305,620 shares issued at December 31, 1998 and
      September 30, 1998                                                           433                  433
    Capital in excess of par value                                             107,840              108,471
    Treasury stock, at cost, 1,002,582 shares at December 31, 1998
      and September 30, 1998                                                    (2,099)              (2,099)
    Accumulated deficit                                                       (120,752)            (113,618)
    Currency translation adjustment                                             (1,251)              (1,641)
                                                                             ---------            ---------
    Total shareholders' equity (deficit)                                       (15,829)              (8,454)
                                                                             ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  78,450            $  80,114
                                                                             =========            =========

  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               ($'s in thousands)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                        ----------------------------
                                                                          1998               1997
                                                                         --------           --------
Cash flows from operating activities:
    Net loss                                                             $(7,134)           $(6,805)

    Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                        1,393              1,329
    Changes in operating assets and liabilities:
      Accounts receivable and amounts due from related parties                68                821
      Deposits                                                               904               --
      Inventories                                                         (3,198)              (243)
      Income taxes receivable from related parties                          --                  262
      Prepaid expenses and other current assets                              298               (556)
      Accounts payable and amounts due to related parties                   (287)               297
      Accrued liabilities                                                   (897)            (1,350)
      Accrued liabilities to related parties                                --                 (490)
      Deferred income                                                       --                 (627)
      Other                                                                  (25)               (26)
                                                                         -------            -------
Net cash used in operating activities                                     (8,878)            (7,388)
                                                                         -------            -------
Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                             --                7,458
    Expenditures for property and equipment, net                          (1,690)            (1,338)
    Expenditures for FCC licenses                                           (167)               (28)
    Collection of note receivable                                            440               --
    Other                                                                     93                 20
                                                                         -------            -------
Net cash provided by (used in) investing activities                       (1,324)             6,112
                                                                         -------            -------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                           2,538                778
    Proceeds from long term debt                                           1,651               --
    Proceeds from long term debt-related party                             2,500              1,200
    Repayment on long and short term debt                                   (441)              --
    Purchase of treasury stock                                              --                  (79)
    Other                                                                     30                (15)
                                                                         -------            -------
    Net cash provided by financing activities                              6,278              1,884
                                                                         -------            -------
Effect of foreign exchange rates on cash                                     396                309
                                                                         -------            -------
Net increase (decrease) in cash and cash equivalents                      (3,528)               917
Cash and cash equivalents at beginning of period                           5,719              1,909
                                                                         -------            -------
Cash and cash equivalents at end of period                               $ 2,191            $ 2,826
                                                                         =======            =======
Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $   138            $    43
      Cash paid for income taxes                                         $  --              $  --

  The accompanying notes are an integral part of these consolidated statements

                    INTEK GLOBAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared by Intek Global Corporation (the "Company" or "Intek Global"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the period ended September 30, 1998.

         These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") used in the United States ("U.S."). Such accounting principles differ in certain respects from GAAP used in the United Kingdom ("U.K."), which is applied by the Company's Securicor Electronics Limited ("SEL") subsidiary (formerly known as Securicor Radiocoms Limited) for local and statutory financial reporting purposes.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented taken as a whole. These adjustments are of a normal and recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. The results of the interim periods are not necessarily indicative of results to be expected for the entire year.

(2)      FINANCIAL INSTRUMENTS

         The Company may periodically hedge foreign purchase commitments. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. At December 31, 1998, the Company had outstanding hedge contracts of Japanese Yen Y104,451,000 to cover its firm foreign purchase commitments of Y239,594,000 leaving an exposed position of Y135,143,000 equating to $1,189,000. Additionally, at December 31, 1998, the Company's hedge contracts totaled $861,000 at the contracted rate and had a fair value of $919,000. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                                  December 31,     September 30,
                                                                       1998             1998
                                                                   (Unaudited)
                                                                 -------------     -------------
         Raw materials                                              $    6,981       $     6,077
         Work in progress                                                2,928             2,681
         Finished goods                                                 14,151            12,108
                                                                 -------------       ------------
           Subtotal                                                     24,060            20,866

         Inventory not likely to be used or sold within
           one year                                                     (3,549)           (3,189)
                                                                 -------------       ------------
           Total current inventories                                $   20,511       $    17,677
                                                                 =============       ============

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                    Estimated       December 31,     September 30,
                                                                  Useful Lives           1998             1998
                                                                     (Years)         (Unaudited)
                                                                 -------------     -------------     -------------
         Land                                                                -       $       413       $       423
         Buildings                                                    11 to 50             2,882             2,735
         Site equipment                                                     10            16,109            15,893
         Production & test equipment                                   3 to 10             4,101             4,077
         Furniture, fixtures and computers                             3 to 10             3,181             3,190
         Equipment held for rental                                      3 to 5             3,587             2,451
                                                                                     -----------       -----------
         Total property and equipment, at cost                                            30,273            28,769
           Less accumulated depreciation                                                  (6,113)           (5,200)
                                                                                     -----------       -----------
         Net property and equipment                                                  $    24,160       $    23,569
                                                                                     ===========       ===========

(5)      INTANGIBLE AND LONG LIVED ASSETS

         Intangible assets consists of the following (in thousands):

                                                                  December 31,     September 30,
                                                                      1998            1998
                                                                   (Unaudited)
                                                                 -------------     -------------
         Excess of cost over fair value of net assets
         acquired (goodwill):
           Intek Global USA USA, Inc.                               $    9,755       $     9,755
           Data Express                                                  1,386             1,386
                                                                    ----------       -----------
                                                                        11,141            11,141

         FCC licenses acquired from third parties                       11,500            11,333
         Trademarks and patents                                             81                81
                                                                    ----------       -----------
         Total intangibles                                              22,722            22,555
           Less accumulated amortization                                (1,978)           (1,594)
                                                                    ----------       -----------
         Net intangibles                                            $   20,744       $    20,961
                                                                    ==========       ===========

(6)      SEGMENT REPORTING

         During fiscal 1998, the Company restructured itself to integrate its design, manufacturing, distribution and airtime operations. The Company operates in one industry segment as a provider of spectrum-efficient wireless communications technology, products and services. Products include linear modulation ("LM") and non-LM based radios, and products manufactured under contract for third parties. Services include subscriber revenues, royalties, equipment rental, and non-warranty repair. All prior year segment information has been restated to reflect the current year's structure of the Company's internal organization. The Company's geographic data from continuing operations for the three months ended December 31, 1998 and 1997 are as follows ($'s in thousands):

                                                                         Revenues (Unaudited)
                                                                            3 Months ended
                                                                              December 31
                                                                   -----------------------------
                                                                       1998              1997
                                                                   -----------       -----------
Geographic Areas
----------------
United States
    Unaffiliated                                                    $    3,568       $     3,202
    To foreign affiliates                                                    -                 -
Foreign
    Unaffiliated                                                         2,406             6,038
    To United States affiliates                                            777                98
Total sales between geographic areas                                      (777)              (98)
                                                                    ----------       -----------
    Consolidated Revenues                                           $    5,974       $     9,240
                                                                    ==========       ===========

                                                                   Long Term Assets (Unaudited)
                                                                  ------------------------------
                                                                  December 31,     September 30,
                                                                        1998              1998
                                                                 -------------     -------------
United States                                                       $   44,896       $    44,270
Foreign                                                                  4,309             4,636
                                                                    ----------       -----------
    Total consolidated long term assets                             $   49,205       $    48,906
                                                                    ==========       ===========

(7)      RELATED PARTY TRANSACTIONS

         Related parties of Intek Global include Securicor Communications Limited ("Securicor"), a corporation formed under the laws of England and Wales, and its ultimate parent company, the directors and officers of Intek Global and companies that are affiliated with Directors of the Company. Related party transactions, other than those disclosed elsewhere in the Notes to the Consolidated Financial Statements and in the Company's annual report on Form 10-K, are disclosed below.

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

SECURICOR

         Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed to obtain certain support and administrative services for SEL from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of SEL during fiscal 1997. During fiscal 1997, approximately $0.7 million of support and administrative service costs (including services of Edmund Hough, Intek Global's former Chief Executive Officer) were billed to Intek Global by Securicor. As of December 31, 1998, these costs remained unpaid by Intek Global.

         SEL sells products to Securicor. In the first quarter of fiscal year 1999, revenues from such sales were

$451,000. There were no sales to Securicor during the first quarter of fiscal year 1998.

DIRECTORS, OFFICERS AND AFFILIATED COMPANIES

         John Simmonds, a former director of the Company, is affiliated with Simmonds Capital Limited ("SCL"), Simmonds Mercantile and Management Inc. ("SMM") which is a company that is controlled by SCL and Midland International Corporation ("MIC"). Mr. Simmonds resigned from the Board of Directors in July 1998. Steven Wasserman, a director and Secretary of the Company, is a partner of the law firm Kohrman Jackson & Krantz. Robert Kelly, a director of the Company, is a partner of the law firm Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C. John Wareham, a director of the Company, is the President of the management consulting and executive recruiting firm Wareham Associates, Inc.

         The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of approximately $ 9,000 during the first quarter of fiscal 1999. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the secretary of the Company.

         The law firm of Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C., received fees of approximately $203,000 during the first quarter of fiscal 1999. Mr. Kelly is a member of the Company's Board of Directors.

         The firm of Wareham Associates, Inc. provides management consulting and executive recruiting services to the Company for which it received fees of approximately $66,000 during the first quarter of fiscal 1999.

         The Company retired $440,625 in debt related to the repurchase in March, 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction.

         Directors are compensated for services at the rate of $4,000 per year plus $500 per meeting to a maximum of $10,000 per director.

         The Company has entered into several related party borrowings with Securicor (see note 8). Roger Wiggs and Michael Wilkinson, directors of the Company, are also officers of Securicor. Directors fees for Messrs. Wiggs and Wilkinson are paid to Securicor plc.

(8)      DEBT

RELATED PARTY BORROWINGS

         In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor replacing all prior loan agreements providing the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek Global common stock as a result of any transaction except the direct or indirect transfer of the Intek Global common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. At December 31, 1998, the amount payable under the December 1997 Facility totaled $30.7 million, consisting of original principal borrowings of $29.5 million and capitalized interest of approximately $1.2 million.

         In December, 1998 the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company the ability to borrow up to $25 million. Loans provided under this convertible subordinated debt facility will accrue interest at the rate of
11.5 percent per annum and will mature on December 31, 1999. The rate of conversion, if the conversion feature is selected by Securicor Communications, will be based on the market value of Intek Global common stock over specified periods. At December 31, 1998, the amount payable under the December 1998 financing arrangement totaled $2.5 million.

         As a result of the above arrangements, as of December 31, 1998, related party borrowings will be repaid as follows (dollars in thousands):

                  Fiscal Year
                  --------------
                    1999                                    $     -
                    2000                                      2,500
                    2001                                      1,500
                    2002                                      7,500
                    2003                                     21,792
                    Thereafter                                    -
                                                            -------
                                                            $33,292
                                                            =======

         During the first quarter of fiscal 1999, interest expense for related party borrowings totaled approximately $983,000.

THIRD PARTY BORROWINGS

         In December 1997, Intek Global USA entered into a revolving credit facility ("Credit Facility") with a non-bank lender. The Credit Facility makes available $5.0 million through December 1999. Borrowings under the Credit Facility are secured by the assets of Intek Global USA and bear interest at 1.5% above the lender's base rate (as defined). The Credit Facility contains, among other covenants, a covenant relating to leverage, limitations on Intek Global USA's ability to repay intercompany indebtedness and repayment provisions related to change in control of Intek Global USA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of Intek Global USA, and for borrowings for working capital. As of December 31, 1998, there was indebtedness outstanding of approximately $2.2 million and letter of credit commitments of $1.5 million under this Credit Facility.

         In December 1997, Intek Global completed the acquisition of selected assets of Wireless Plus. The purchase price paid by the Company to Wireless Plus included a secured subordinated note in the amount of approximately $2.6 million bearing interest at the rate of 8% per annum payable annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000.

         In March 1998, Intek Global repurchased 352,500 shares of Intek Global common stock at $2.75 per share in a private transaction for a total of $969,375 (Note 7). The purchase price paid by the Company included notes in the aggregate amount of $440,625. The notes were non-interest bearing and were repaid on December 15, 1998.

         In August 1998, the Company entered into a purchase agreement with ComTech. The purchase price paid by the Company to ComTech included a three-year promissory note in the amount of $408,039, bearing interest at the rate of 9% per annum. The note principal is payable in two installments in fiscal 2000 and 2001.

         SEL has an overdraft agreement of 2.0 million pounds sterling (approximately U.S. $3.2 million) with a bank. Borrowings under the Agreement are unsecured at an adjustable rate of 1% over the prevailing U.K. base rate. The rate at December 31, 1998 was 7.0%. The Company uses the overdraft Facility for borrowings for working capital. As of December 31, 1998, there was indebtedness of approximately $3.2 million under this overdraft agreement.

         In addition, the Company has other borrowings related primarily to the acquisition of property and equipment from third parties in the aggregate amount of $410,000.

         As a result of the above agreements, as of December 31, 1998, third party borrowings will be repaid as follows ($s in thousands):

                  Fiscal year
                  --------------
                  1999                                 $    6,950
                  2000                                      1,615
                  2001                                        384
                  2002                                        102
                  2003                                          2
                  Thereafter                                    -
                                                       ----------
                                                       $    9,053
                                                       ==========

(9)      COMMITMENTS

         SITE LEASES

         The Company has entered into 231 site leases for the housing of radio base station equipment and antenna systems related to the Intek Global USA network. These leases may vary in term from 1 to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of December 31, 1998, total future minimum lease payments are as follows ($'s in thousands):

                  Fiscal year
                  --------------
                  1999                                 $1,743
                  2000                                  1,800
                  2001                                  1,041
                  2002                                    329
                  2003                                    149
                  Thereafter                              221
                                                       ------
                                                       $5,283
                                                        =====

         PURCHASE COMMITMENTS

         As of December 31, 1998, Intek Global USA had a purchase commitment with its main supplier of radios to purchase approximately $2.1 million of inventory.

(10)     LEGAL PROCEEDINGS

         The Company, David Neibert, the Company's Vice President of Spectrum Management, and Nicholas R. Wilson, a former Chairman of the Company ("Intek Global Defendants") were named with forty other defendants in a complaint (Scott, et al. Steingold, et al.) filed in U.S. District Court for the Northern District of Illinois in November, 1997. The lawsuit purported to allege claims under the Racketeer Influenced Corrupt Organizations Act ("RICO"), the Securities Exchange Act of 1934 and various common law state claims in connection with, among other things, the sale and marketing of interests in certain partnerships formed to operate specialized mobile radio ("SMR") systems and in connection with the operation of those partnerships. Plaintiffs seek rescissory damages with interest and punitive damages allegedly relating to their purchases of SMR partnership interests. No specific amount of alleged damages is mentioned in the complaint.

         The plaintiffs also had filed, and have now withdrawn against the Intek Global Defendants, a motion for a temporary restraining order and preliminary injunction seeking to freeze the assets of all defendants. The Intek Global Defendants filed a motion to dismiss the complaint on various grounds. In response plaintiffs sought leave to file a second amended complaint, which request was granted by the court. Intek Global requested plaintiffs to withdraw all claims against the Intek Global defendants on the grounds that they are frivolous. On February 3, 1998, plaintiffs filed an amended complaint which purported to allege claims under RICO, the Securities Act of 1933, the Securities Exchange Act of 1934 and various common law state claims in connection with, among other things,
(i) the sale and marketing of interests in certain SMR partnerships and (ii) purported improper dissipation of assets of certain of the SMR partnerships. Plaintiffs seek rescissory damages with interest and punitive damages relating to such asserted claims. No specific amount of alleged damages is mentioned in the amended complaint.

         The Intek Global Defendants moved to dismiss the amended complaint. On September 30, 1998, the Court granted in part and denied in part the Intek Global defendants' motion to dismiss the complaint and dismissed plaintiffs' RICO claims with prejudice. The Court granted plaintiffs leave to replead all claims (except their RICO claims) that were timely under the applicable statute of limitations.

         On October 23, 1998, the plaintiffs filed a third amended complaint which purported to allege claims under Section 10(b) and 20 of the 1934 Act and Rule 10b-5 promulgated thereunder, Section 12(1) and 12(2) of the 1933 Act and control person liability thereunder, and various common law state claims in connection with, among other things, the sale and marketing of certain SMR Partnerships and the purported dissipation of assets of certain of these Partnerships. Plaintiffs seek rescissory damages with interest and punitive damages in an amount to be determined. On December 14, 1998, Intek Global Defendants filed a motion to dismiss the third amended complaint. Management of the Company has stated that in its opinion, this lawsuit will not have a material adverse affect on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion sets forth certain factors which produced changes in the Company's results of operations during the three months ended December 31, 1998 as compared with the same period in the prior year as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the Financial Statements and related notes contained in Item 1 to this report and in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1998 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

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

         OVERVIEW

         The Company's mission is to create and supply spectrum efficient wireless technologies, products and services worldwide and to establish the Company as a dominant player in the wireless communications business.

         The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's patented and proprietary linear modulation technology. The Company is authorized to provide services across the U.S. and will install sites relative to customer requirements. The Company's SMR sites, including four major regional and national markets, are referred to herein as the Intek Global USA Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Intek Global USA Network. Additionally, the Company licenses LM Technology and has developed, and continues to develop, new products utilizing LM Technology for other frequency bands with a focus on the world-wide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio products including those utilizing LM Technology and licenses.

         The Company presently has in inventory a substantial number of completed 220 MHz base stations and radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to the National Rural Communications Cooperative ("NRTC"), to successful bidders in the recently completed Federal Communication Commission ("FCC") Phase II 220 MHz auctions, public safety market and dealers, as well as for utilization in the Intek Global USA Network.

         The Company has positioned itself strategically as a vertically integrated provider of spectrum efficient technologies, products and services. In addition to incorporating the benefits of LM into its products which are sold to third parties and used on the Intek Global USA Network, the Company also licenses its technology to third party manufacturers. The Company has redirected its marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. The Company has focused its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Intek Global USA Network, as well as equipment sales to third parties will be impacted by factors such as the FCC Phase II Licensing auction which concluded in November 1998. Intek Global has acquired two 10-channel nationwide, seven 15-channel regional, and 172 10-channel Economic Area ("EA"), or local, Business Radio airwave licenses. As part of a co-funding partnering arrangement with the NRTC, Intek Global shares with NRTC the approximately $12 million cost of the new licenses. The Company will assign one nationwide and certain EA licenses to NRTC, disaggregate six regional and one EA licenses and partition certain EA licenses to NRTC.

         The Company expects to incur operating losses and experience a negative cash flow from operations for at least one year, primarily because expenses related to the buildout of the Intek Global USA Network and the investment required to build the Intek Global USA subscriber base continue to exceed revenue.

         RESULTS OF OPERATIONS

         The Company operates predominately in a single industry segment: provision of spectrum-efficient wireless communication technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.

         During the fourth quarter of fiscal 1998, Intek Global sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor. The three months ended December 31, 1997 include the results of ESU, while the three months ended December 31, 1998 do not include the results of ESU.

THREE MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 1997

REVENUES


         OVERVIEW

         Total revenues decreased by $3,266,000 (35%) from $9,240,000 during the first quarter of fiscal 1998 to $5,974,000 during the first quarter of fiscal 1999. Product sales decreased by $3,589,000 (40%) from $8,942,000 to $5,353,000 while service revenues increased by $323,000 (108%) from $298,000 to $621,000. Excluding sales of $2,895,000 by ESU during fiscal 1998, the decrease in product sales was $694,000 (8%).

         PRODUCT SALES

         Sales of site equipment and mobile radios for the first quarter of fiscal 1999 were $2,781,000. Sales for the comparable quarter of fiscal 1998 were $6,046,000. However, sales of radios for the first quarter of fiscal 1998 included revenues of $2,895,000 by ESU. Excluding sales by ESU, sales of radios for the first quarter of fiscal 1998 were $3,151,000. Compared to the first quarter of fiscal 1998, the sales of site equipment and mobile radios for the first quarter of fiscal 1999 decreased by $370,000 or 12%. This decrease was primarily caused by subscribers renting, rather than purchasing, radios in the first quarter of fiscal 1999.

         Contract manufacturing decreased by $324,000 (11%) from $2,896,000 during the first quarter of fiscal 1998 to $2,572,000 during the first quarter of fiscal 1999. Revenues for the first quarter of fiscal 1998 included the first phase of a large defense contract that was completed during fiscal 1998. The second phase of the contract is expected to begin subsequent to the first quarter of fiscal 1999.

         In November 1998, Intek Global announced a strategic alliance with NRTC to develop jointly 220 MHz narrowband business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. To date, a binding master purchase order for $5.0 million of products has been issued by NRTC. Subsequent to December 31, 1998 a specific draw of $1.2 million was issued by NRTC against the master purchase order. See "Liquidity and Capital Resources --- Future Capital Needs and Resources".

         SERVICE INCOME

         Service income for the first quarter of fiscal 1999 was $621,000, compared to $298,000 for the first quarter of fiscal 1998.

         Subscriber revenues generated by the Intek Global USA Network were $316,000 for the first quarter of fiscal 1999, an increase of $264,000 compared to $52,000 for the first quarter of fiscal 1998. At December 31, 1998, Intek Global USA had approximately 11,388 subscribers compared to 10,500 at September 30, 1998 and approximately 2,200 at December 31, 1997. Due to the sale of ESU, there were no subscriber revenues during the first quarter of fiscal 1999 compared to $149,000 for the same period of fiscal 1998. Excluding ESU subscriber revenues, subscriber revenues increased $472,000 (317%) during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

         Non-subscriber income includes royalties, equipment rental and non-warranty repair. Non-subscriber revenues for the first quarter of fiscal 1999 were $305,000, compared to $97,000 for the first quarter of fiscal 1998. The increase of $208,000 was primarily due to non-warranty repair and equipment rental.

COST OF GOODS AND SERVICES PROVIDED AND GROSS PROFIT MARGIN

         OVERVIEW

         Total cost of revenues decreased by $3,224,000 (or 43%) from $7,552,000 to $4,328,000. Gross Margin decreased by $42,000 (or 3%) from
$1,688,000 to $1,646,000.

         COST OF PRODUCT SALES

         The cost of product sales decreased by $3,204,000 from $6,544,000 (73% sales) to $3,340,000 (62% sales). Cost of sales as a percentage of sales was favorably impacted by improved manufacturing cost controls and the growing strength of the U.S. Dollar against the Japanese Yen, providing reductions in the cost of products purchased in Japan. Gross margin decreased by $385,000 from $2,398,000 (27% sales) to $2,013,000 (38% sales).

         COST OF SERVICE PROVIDED

         The cost of service provided decreased by $20,000 from $1,008,000 during the first quarter of fiscal 1998 (338% revenues) to $988,000 during the first quarter of fiscal 1999 (159% revenues). Gross margin increased by $343,000 from a loss of $710,000 (238% revenues) to a loss of $367,000 (59%
revenues).

         Cost of subscriber service revenue includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes system maintenance, consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. Support for additional licenses acquired from third parties after the first quarter of fiscal 1998 and creation of the infrastructure to support subscribers resulted in increases during the first quarter of fiscal 1999. Intek Global USA's site and technical support expenses were $878,000 during the first quarter of fiscal 1999, compared to $637,000 during the first quarter of fiscal 1998.

OTHER OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses decreased by $300,000 (16%) from $1,853,000 during the first quarter of fiscal 1998 (20% revenues) to $1,553,000 during the first quarter of fiscal 1999 (26% revenues). The decrease is due to a redirection of the Company's marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.

         RESEARCH AND DEVELOPMENT

         Research and development expenses of $676,000 (11% revenues) for the first quarter of fiscal 1999 were 7% higher than the expenses of $633,000 (7% revenues) for the first quarter of fiscal 1998.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses of $4,030,000 (68% revenues) for the first quarter of fiscal 1999 were $19,000 higher than the expenses of $4,011,000 (43% revenues) for the first quarter of fiscal 1998. General and administrative expenses consist of salaries, consultants, office rent, legal, audit, public relations and shareholder relations costs, insurance, and recruiting.

         DEPRECIATION AND AMORTIZATION

         Total depreciation and amortization increased by $64,000 (5%) from $1,329,000 during the first quarter of fiscal 1998 to $1,393,000 during the first quarter of fiscal 1999.

OPERATING LOSS

         Intek Global's operating loss was $6,006,000 for the first quarter of fiscal 1999, compared to a loss of $6,138,000 for the first quarter of fiscal 1998.

INTEREST EXPENSE

         Interest expense for the first quarter of fiscal 1999 was $1,092,000 compared to $683,000 for the first quarter of fiscal 1998. Of the total, $109,000 related to borrowings from third parties and $983,000 related to borrowings from Securicor.

NET LOSS

         The consolidated net loss after taxes for the first quarter of fiscal 1999 was $7,134,000. The net loss for the first quarter of fiscal 1998 was $6,805,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary historical source of cash has been borrowings from Securicor.

         CASH FLOWS

         For the first quarter of fiscal 1999, the Company used $8,878,000 in cash for operating activities, $1,690,000 was spent for capital expenditures and $167,000 was spent for FCC licenses. The Company received $440,000 from the collection of a note related to the sale in December 1996 of non-core assets consisting of land and building owned by the Company. Through its financing activities, the Company obtained approximately $6,689,000 in new debt, of which $2,500,000 was from Securicor and the balance related to bank lines of credit. The Company retired $441,000 in debt related to the repurchase in March 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction.

         In December 1998, the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company with the ability to borrow up to $25 million. The arrangement provides that amounts outstanding bear interest at 11.5%, payable quarterly in cash or deferred at the Company's discretion, and is due December 31, 1999. Outstanding debt under the arrangement is convertible at any time at Securicor's discretion into the Company's common stock at various conversion prices. The conversion price for the first $12.5 million of amounts outstanding will be the average closing price for the last 20 trading days prior to the date the Company's Board of Directors approved the arrangement and the next $12.5 million of amounts outstanding will be set at the average closing price of the Company's common stock for the 20 trading days prior to the date of each draw by the Company comprising that amount. At December 31, 1998, the amount payable under the December 1998 Facility totaled $2.5 million.

         During the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $1.6 million related primarily to planned staff reductions, termination of leases associated with the consolidation of office space and site leases, and equipment removal costs. In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has consolidated financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale. During the first quarter of fiscal 1999, approximately $0.5 million, related primarily to severance payments, was charged against the restructuring reserve resulting in a remaining balance of approximately $0.9 million at September 30, 1998. The remaining amount of the restructuring reserve is expected to be utilized during the remained of fiscal 1999.

         FUTURE CAPITAL NEEDS AND RESOURCES

         In the future, the Company will require capital to build sites for the Intek Global USA Network, perform other upgrading functions to the current network, and, to fund operating expenses. The requirement for future working capital will be driven and highly dependent on the rate of loading subscribers (with mobile radios) onto the Intek Global USA Network and the capital requirements of the Company's distribution, manufacturing and research and development subsidiaries.

         The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement, and as of December 31, 1998, NRTC and its Members have placed orders for approximately $5 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by Intek Global USA to any of its dealers or customers within the U.S. and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has been granted stock options to purchase up to 200,000 shares of the Company's common stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's common stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or
(b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

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

         EFFECTS OF INFLATION

         The Company was not affected in any material respect by inflation during the first quarters of fiscal 1999 or 1998.

         YEAR 2000

         The Company described its three-phase program for the Year 2000 ("Y2K") information systems compliance in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's annual report on Form 10-K for the period ended September 30, 1998. The Company is proceeding to implement the program as outlined in the annual report and the estimated costs associated with Y2K compliance by the Company remain the same.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on foreign currency rate fluctuations.

         Exposure to variability in foreign currency exchange rates (primarily Japanese Yen) relating to foreign purchase commitments is managed periodically through the use of hedges. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currency. Based on the Company's overall foreign currency rate exposure at December 31, 1998, movements in foreign currency rates would not materially affect the financial position of the Company. As of December 31, 1998 The Company had outstanding forward exchange contracts to exchange Japanese Yen for U.S. dollars in the amount of $861,000.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

         In addition to the litigation described in Note 10, from time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes In Securities.

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  Not applicable.

Item 3.  Defaults Upon Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.


Exhibit No.
-------------

INDEX TO EXHIBITS


Exhibit No.                                                                                            Page No.
----------                                                                                             --------
3.1(i)     Articles of Incorporation of Intek Global Corporation (the "Registrant")                      (3)

3.1(ii)    By-Laws of the Registrant                                                                     (2)

4.         Instruments defining the rights of security holders, including indentures                     (1)

10.        Material contracts                                                                            (1)

15.        Letter re: unaudited interim financial information                                            (1)

18.        Letter re change of accounting principles                                                     (1)

19.        Report furnished to security holders                                                          (1)

23.        Consents of experts                                                                           (1)

24.        Power of attorney                                                                             (1)

27.        Financial Data Schedule                                                                       (4)

99.        Additional exhibits                                                                           (1)

(1)   Not Applicable.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3) This exhibit is contained in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(4)   Included in this report.


      (b)   Reports on Form 8-K.

                  None

                INTEK GLOBAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:   February 12, 1998


INTEK GLOBAL CORPORATION



By:      /s/ George A. Valenti
         ---------------------------------------
         George A. Valenti
         Chief Financial Officer