Form 10-Q
period 1999-03-31
INTEK GLOBAL CORP
filed 1999-05-17
CIK 50977

------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1999

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of
May 13, 1999, is 42,303,038 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            INTEK GLOBAL CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
             ($'s in thousands, except share and per share amounts)


                                                                    Three Months Ended                     Six Months Ended
                                                                         March 31,                             March 31,
                                                              -------------------------------       --------------------------------
                                                                  1999               1998                1999              1998
                                                              ------------      -------------       ------------      --------------
Revenues
    Net product sales                                         $      5,990       $      5,016       $     11,343       $     14,055
    Service income                                                     802              3,027              1,423              3,228
                                                              ------------      -------------       ------------      -------------
Total revenues                                                       6,792              8,043             12,766             17,283

Costs and expenses:
    Cost of product sales                                            4,628              3,890              7,968             10,434
    Cost of services provided                                        1,251              2,602              2,239              3,610
    Sales and marketing                                              1,428              2,229              2,981              4,082
    Research and development                                           413                532              1,089              1,165
    General and administrative                                       3,746              3,937              7,776              7,948
    Depreciation and amortization                                    1,413              1,619              2,806              2,948
    Strategic planning charges                                         336                                   336
                                                              ------------      -------------       ------------      -------------
Operating loss                                                      (6,423)            (6,766)           (12,429)           (12,904)

Other income (expense):
    Interest                                                        (1,410)              (721)            (2,502)            (1,404)
    Other                                                              (69)                15               (105)                31
                                                              ------------      -------------       ------------      -------------
Loss before income taxes                                            (7,902)            (7,472)           (15,036)           (14,277)
Income tax benefit                                                       -                  -                  -                  -
                                                              ------------      -------------       ------------      -------------
Net loss                                                            (7,902)            (7,472)           (15,036)           (14,277)
Less: preferred dividends                                             (657)              (295)            (1,322)              (593)
                                                              ------------      -------------       ------------      -------------
Net loss applicable to common shareholders                          (8,559)            (7,767)           (16,358)           (14,870)

Other comprehensive income (loss):
    Foreign currency translation adjustments, net of tax              (342)              (171)                48               (172)
                                                              ------------      -------------       ------------      -------------
Comprehensive income (loss)                                   $     (8,901)      $     (7,938)      $    (16,310)      $    (15,042)
                                                              ------------      -------------       ------------      -------------
                                                              ------------      -------------       ------------      -------------
Net loss per share applicable to common shareholders
    (basic & diluted)                                         $      (0.21)      $      (0.18)      $      (0.38)      $      (0.35)
                                                              ------------      -------------       ------------      -------------
                                                              ------------      -------------       ------------      -------------
Weighted average number of common shares outstanding
    (basic & diluted)                                           42,303,038         42,201,852         42,303,038         42,128,258
                                                              ------------      -------------       ------------      -------------
                                                              ------------      -------------       ------------      -------------

The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)


                                                                  (Unaudited)
                                                                 Mar. 31, 1999    Sept. 30, 1998
                                                                 -------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    2,311       $     5,719
    Accounts receivable, net of allowance for doubtful accounts
      of $342 at March 31, 1999 and $993 at September 30, 1998           4,270             3,870
    Inventories                                                         20,444            17,677
    Deposits                                                                73             1,750
    Amounts due from related parties                                       246               396
    Prepaid expenses and other current assets                            2,001             1,796
                                                                 -------------     -------------
    Total current assets                                                29,345            31,208
                                                                 -------------     -------------
PROPERTY AND EQUIPMENT, NET                                             23,584            23,569

OTHER ASSETS:
    Note receivable                                                        142               580
    Intangible assets, net                                              27,219            20,961
    Inventory-long term                                                  3,549             3,189
    Other                                                                  695               607
                                                                 -------------     -------------
    Total other assets                                                  31,605            25,337
                                                                 -------------     -------------
TOTAL ASSETS                                                        $   84,534       $    80,114
                                                                 -------------     -------------
                                                                 -------------     -------------
CURRENT LIABILITIES:
    Accounts payable                                                $    6,866       $     7,062
    Amounts due to related parties                                       3,979             2,499
    Accrued liabilities                                                  5,097             7,420
    Notes payable-third party                                            7,444             3,299
    Notes payable-related party                                         17,500                 -
                                                                 -------------     -------------
    Total current liabilities                                           40,886            20,280
                                                                 -------------     -------------
LONG TERM DEBT:
    Notes payable - third party                                            547             2,038
    Notes payable - related party                                       30,839            30,733
    Other                                                                   56                65
                                                                 -------------     -------------
    Total long term debt                                                31,442            32,836
                                                                 -------------     -------------
PREFERRED STOCK - Mandatorily Redeemable                                36,774            35,452
                                                                 -------------     -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 60,000,000 shares authorized
      43,305,620 shares issued at March 31, 1999 and
      September 30, 1998                                                   433               433
    Capital in excess of par value                                     107,321           108,471
    Treasury stock, at cost, 1,002,582 shares at March 31, 1999
      and September 30, 1998                                            (2,099)           (2,099)
    Accumulated deficit                                               (128,606)         (113,618)
    Accumulated other comprehensive income -
      currency translation adjustment                                   (1,617)           (1,641)
                                                                 -------------     -------------
    Total shareholders' equity (deficit)                               (24,568)           (8,454)
                                                                 -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   84,534       $    80,114
                                                                 -------------     -------------
                                                                 -------------     -------------


The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               ($'s in thousands)

                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                            1999               1998
                                                                                        --------           --------
Cash Flows From Operating Activities:
    Net loss                                                                            $(15,036)          $(14,277)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        2,806              2,948
      Interest added to principal                                                                             2,170
      Stock option expense                                                                   317                  -

      Changes in operating assets and liabilities:
      Accounts receivable and amounts due from related parties                              (249)             2,994
      Deposits                                                                             1,677                  -
      Inventories                                                                         (3,097)               700
      Income taxes receivable from related parties                                             -                261
      Prepaid expenses and other current assets                                             (208)              (376)
      Accounts payable and amounts due to related parties                                  1,101               (161)
      Accrued liabilities                                                                 (2,242)             1,709
      Accrued liabilities to related parties                                                   -                304
      Deferred income                                                                          -               (724)
      Other                                                                                 (447)               (57)
                                                                                        --------           --------
Net cash used in operating activities                                                    (15,378)            (4,509)
                                                                                        --------           --------
Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                                                -              7,458
    Expenditures for property and equipment, net                                          (2,192)            (3,453)
    Expenditures for FCC licenses                                                         (7,017)            (5,707)
    Collection of note receivable                                                            440                116
    Other                                                                                    438               (222)
                                                                                        --------           --------
Net cash used in investing activities                                                     (8,331)            (1,808)
                                                                                        --------           --------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                                           3,083                893
    Proceeds from short term debt                                                          1,633              2,915
    Proceeds from long term debt                                                               -              1,656
    Proceeds from notes payable-related party                                             17,186              2,000
    Repayment on long and short term debt                                                 (1,993)                 -
    Purchase of treasury stock                                                                 -             (1,329)
    Other                                                                                    309               (277)
                                                                                        --------           --------
    Net cash provided by financing activities                                             20,219              5,858
                                                                                        --------           --------
Effect of foreign exchange rates on cash                                                      82                 18
                                                                                        --------           --------
Net decrease in cash and cash equivalents                                                 (3,408)              (441)
Cash and cash equivalents at beginning of period                                           5,719              1,909
                                                                                        --------           --------
Cash and cash equivalents at end of period                                              $  2,311           $  1,468
                                                                                        --------           --------
                                                                                        --------           --------
Supplemental disclosures of cash flow information:
      Cash paid for interest                                                            $    210           $     60
      Cash paid for income taxes                                                        $      -           $      -



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



(2)      FINANCIAL INSTRUMENTS

         The Company's management believes that fair value of all financial instruments approximates carrying value.

         The Company is exposed to foreign currency exchange risk related to non-LM technology inventory purchased from its Japanese supplier. The Company periodically enters into foreign currency forward contracts to minimize the impact of currency movements on firm purchase commitments from this supplier. The counter party for these instruments is a major financial institution. The Company accounts for these foreign currency forward contracts using hedge accounting. The terms of the derivatives are set to approximate the inventory purchase dates. The Company regularly monitors its foreign currency exposures and ensures that the total amount of the foreign currency forward contracts do not exceed the firm purchase commitments subject to foreign exchange risk. Gains and losses on the foreign currency forward contracts are deferred and recognized when the related inventory purchases are recorded. The Company does not enter into derivative financial instruments for trading or speculative purposes.

         Details of the hedging of firm foreign commitments as of March 31, 1999 follows (Y's and $'s in thousands):

                                                              March 31, 1999
                                                              --------------
         Firm foreign purchase commitments                     Y     144,345
         Outstanding hedge contracts                                  20,000
                                                              --------------
         Unhedged position                                     Y     124,345
                                                              --------------
                                                              --------------
         Unhedged position                                     $       1,058
                                                              --------------
                                                              --------------

         Outstanding hedge contracts at contract rate          $         172
         Outstanding hedge contracts at fair value             $         170
             (based upon market prices at balance sheet date)

(3)      INVENTORIES

         Inventories consist of the following (in thousands):


                                                                     March 31,     September 30,
                                                                       1999             1998
                                                                   (Unaudited)
                                                                  -----------      -------------
         Raw materials                                              $    5,820       $     6,077
         Work in progress                                                2,995             2,681
         Finished goods                                                 15,178            12,108
                                                                   -----------       -----------
           Subtotal                                                     23,993            20,866

         Inventory not likely to be used or sold within one year        (3,549)           (3,189)
                                                                   -----------       -----------
           Total current inventories                                $   20,444       $    17,677
                                                                   -----------       -----------
                                                                   -----------       -----------



(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):



                                                                    Estimated          March 31,     September 30,
                                                                  Useful Lives           1999             1998
                                                                     (Years)         (Unaudited)
                                                                 -------------     -------------     -------------
         Land                                                                -       $       401       $       423
         Buildings                                                    11 to 50             2,908             2,735
         Site equipment                                                     10            16,294            15,893
         Production & test equipment                                   3 to 10             4,088             4,077
         Furniture, fixtures and computers                             3 to 10             3,275             3,190
         Equipment held for rental                                      3 to 5             3,645             2,451
                                                                                     -----------       -----------
         Total property and equipment, at cost                                            30,611            28,769
           Less accumulated depreciation                                                  (7,027)           (5,200)
                                                                                     -----------       -----------
         Net property and equipment                                                  $    23,584       $    23,569
                                                                                     -----------       -----------
                                                                                     -----------       -----------

(5)      INTANGIBLE AND LONG LIVED ASSETS

         Intangible assets consists of the following (in thousands):

                                                                     March 31,     September 30,
                                                                          1999              1998
                                                                   (Unaudited)
                                                                 -------------     -------------
         Excess of cost over fair value of net assets
         acquired (goodwill):
           Intek Global USA, Inc.                                   $    9,755       $     9,755
           Data Express                                                  1,386             1,386
                                                                    ----------       -----------
                                                                        11,141            11,141

         FCC licenses acquired from third parties                       18,351            11,333
         Trademarks and patents                                             81                81
                                                                    ----------       -----------
         Total intangibles                                              29,573            22,555
           Less accumulated amortization                                (2,354)           (1,594)
                                                                    ----------       -----------
         Net intangibles                                            $   27,219       $    20,961
                                                                    ----------       -----------
                                                                    ----------       -----------



(6)      SEGMENT REPORTING

         During fiscal 1998, the Company restructured itself to integrate its design, manufacturing, distribution and airtime operations. The Company operates in one industry segment as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and related Information." The Company is a provider of spectrum-efficient wireless communications technology, products and services. This conclusion is based upon how the Company's chief operating decision makers view the Company's operations and how decisions are made to invest resources and to assess performance. Products include linear modulation ("LM") and non-LM based radios, and products manufactured under contract for third parties. Services include subscriber revenues, royalties, equipment rental, and non-warranty repair. All prior year segment information has been restated to reflect the current year's structure of the Company's internal organization. The Company's geographic data from continuing operations for the six months ended March 31, 1999 and 1998 are as follows ($'s in thousands):


                                                                       Revenues (Unaudited)
                                                                          6 Months ended
                                                                             March 31
                                                                 -------------------------------
                                                                        1999              1998
                                                                 -------------     -------------
Geographic Areas
United States
    Unaffiliated                                                    $    7,225       $     6,294
    To foreign affiliates                                                    -                 -
Foreign
    Europe (primarily United Kingdom)                                    5,541            10,989
    To United States affiliates                                          3,154             1,616
Total sales between geographic areas                                    (3,154)           (1,616)
                                                                 -------------     -------------
    Consolidated Revenues                                           $   12,766       $    17,283
                                                                 -------------     -------------
                                                                 -------------     -------------

                                                                    Long Term Assets (Unaudited)
                                                                   ----------------------------
                                                                    March 31,     September 30,
                                                                     1999              1998
                                                                   ----------     -------------
United States                                                      $   51,096       $    44,270
United Kingdom                                                          4,093             4,636
                                                                   ----------     -------------
    Total consolidated long term assets                            $   55,189       $    48,906
                                                                   ----------     -------------
                                                                   ----------     -------------



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


SECURICOR

         Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed to obtain certain support and administrative services for SEL from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of SEL during fiscal 1997. During fiscal 1997, approximately $0.7 million of support and administrative service costs (including services of Edmund Hough, Intek Global's former Chief Executive Officer) were billed to Intek Global by Securicor. As of March 31, 1999, these costs remained unpaid by Intek Global.

         SEL sells products to Securicor. In the first half of fiscal year 1999, revenues from such sales were $1,025,000. Sales to Securicor during the first half of fiscal year 1998 were $1,324,000.


DIRECTORS, OFFICERS AND AFFILIATED COMPANIES

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

         The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of approximately $25,000 and $72,000 during the first half of fiscal 1999 and 1998, respectively. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the secretary of the Company.

         The law firm of Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C., received fees of approximately $295,000 and $91,000 during the first half of fiscal 1999 and 1998, respectively. Mr. Kelly is a member of the Company's Board of Directors.

         The firm of Wareham Associates, Inc. provides management consulting and executive recruiting services to the Company for which it received fees of approximately $66,000 during the first half of fiscal 1999. No fees were paid to Wareham Associates, Inc. during the first half of fiscal 1998.

         In December 1998, the Company retired $440,625 in debt related to the repurchase in March, 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction.

         Directors are compensated for services at the rate of $12,000 per year plus $1,000 per board meeting and $500 per committee meeting. Committee chairpersons receive an additional $2,000 per year.

         The Company has entered into several related party borrowings with Securicor (see note 8). Roger Wiggs and Michael Wilkinson, directors of the Company, are also officers and directors of Securicor. Directors fees for Messrs. Wiggs and Wilkinson are paid to Securicor plc.



(8)      DEBT

RELATED PARTY BORROWINGS

         In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor replacing all prior loan agreements providing the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek Global common stock as a result of any transaction except the direct or indirect transfer of the Intek Global common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. The December 1997 Facility contains a consolidated net worth covenant with which Securicor waived compliance until April 2000. Absent such waiver, as of March 31, 1999, the Company would not be in compliance with such covenant. The amount payable under the December 1997 Facility totaled $33.7 million at March 31, 1999, consisting of original principal borrowings of $29.5 million, capitalized interest of approximately $1.2 million and accrued interest payable of approximately $3.0 million.

         In December 1998, the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company the ability to borrow up to $25 million. Loans provided under this convertible subordinated debt facility will accrue interest at the rate of 11.5 percent per annum and will mature on December 31, 1999. The rate of conversion, if the conversion feature is elected by Securicor, will be based on the market value of Intek Global common stock over specified periods. At March 31, 1999, the amount payable under the December 1998 Facility totaled $17.8 million, consisting of original principal borrowings of $17.5 million and accrued interest payable of approximately $0.3 million.

         As a result of the above arrangements, as of March 31, 1999, related party borrowings will be repaid as follows (dollars in thousands):

                  Fiscal Year
                  --------------
                    1999                     $        1,092
                    2000                             17,840
                    2001                              1,500
                    2002                              7,500
                    2003                             24,386
                    Thereafter                            -
                                              -------------
                                              $      52,318
                                              -------------
                                              -------------

         During the first half of fiscal 1999 and 1998, interest expense for related party borrowings totaled approximately $2,127,000, and $1,439,000, respectively.


THIRD PARTY BORROWINGS

         In December 1997, Intek Global USA entered into a revolving credit facility ("Credit Facility") with a non-bank lender. The Credit Facility makes available $5.0 million through December 1999. Borrowings under the Credit Facility are secured by the assets of Intek Global USA and bear interest at 1.5% above the lender's base rate (as defined). The Credit Facility contains, among other covenants, a covenant relating to leverage, limitations on Intek Global USA's ability to repay intercompany indebtedness and repayment provisions related to change in control of Intek Global USA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of Intek Global USA, and for borrowings for working capital. As of March 31, 1999, there was indebtedness outstanding of approximately $2.3 million and letter of credit commitments of $1.0 million under this Credit Facility.

         In December 1997, Intek Global completed the acquisition of selected assets of Wireless Plus. The purchase price paid by the Company to Wireless Plus included a secured subordinated note in the amount of approximately $2.6 million bearing interest at the rate of 8% per annum payable annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000. The first installment of $1.5 million was paid in February 1999 consisting of principal in the amount of $1.3 million and accrued interest in the amount of $0.2 million. As of March 31, 1999 the outstanding balance totaled $1.3 million.

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

         SEL has an overdraft agreement of 2.0 million pounds sterling (approximately U.S. $3.2 million) with a bank. Borrowings under the Agreement are unsecured at an adjustable rate of 1% over the prevailing U.K. base rate for borrowings up to the agreement limit. Borrowings in excess of the agreement limit are at 23%. The rate at March 31, 1999 was 6.5%. The Company uses the overdraft Facility for borrowings for working capital. As of March 31, 1999, there was indebtedness of approximately $3.7 million under this overdraft agreement.

         In addition, the Company has other borrowings related primarily to the acquisition of property and equipment from third parties in the aggregate amount of $367,000 at March 31, 1999.

         As a result of the above agreements, as of March 31, 1999, third party borrowings will be repaid as follows ($s in thousands):


                  Fiscal year
                  --------------
                  1999                      $  3,659
                  2000                         3,952
                  2001                           350
                  2002                            83
                  2003                             3
                  Thereafter                       -
                                            --------
                                            $  8,047
                                            --------
                                            --------

(9)      COMMITMENTS

         SITE LEASES

         The Company has entered into site leases for the housing of radio base station equipment and antenna systems related to the Intek Global USA network. These leases may vary in term from monthly to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of March 31, 1999, total future minimum lease payments are as follows ($'s in thousands):

                  Fiscal year
                  --------------
                  1999                      $  1,777
                  2000                         1,891
                  2001                         1,174
                  2002                           381
                  2003                           162
                  Thereafter                     237
                                           ---------
                                            $  5,622
                                           ---------
                                           ---------


         PURCHASE COMMITMENTS

         As of March 31, 1999, Intek Global USA had a purchase commitment with its main supplier of radios to purchase approximately $1.4 million of inventory, and a second commitment with another supplier of radios for contract manufacturing totaling approximately $1.0 million.


(10)     LEGAL PROCEEDINGS

         A discussion of the Company's pending litigation is contained in its quarterly report filed on Form 10-Q for the quarter ended December 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion sets forth certain factors which produced changes in the Company's results of operations during the three and six month periods ended March 31, 1999 as compared with the same periods in the prior year as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 to this report and in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1998 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

         Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. The Annual Report contains a detailed description of such risks and uncertainties, including the uncertainty related to the Company's ability to obtain additional financing. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

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

         The Company presently has in inventory a substantial number of completed 220 MHz base stations and radios, as well as components for the manufacture of additional base stations and radios. This inventory is intended for sale to the National Rural Telecommunications Cooperative ("NRTC"), to successful bidders in the recently completed Federal Communication Commission ("FCC") Phase II 220 MHz auctions, public safety market and dealers, as well as for utilization in the Intek Global USA Network.

         The Company has positioned itself strategically as a vertically integrated provider of spectrum efficient technologies, products and services. In addition to incorporating the benefits of LM into its products which are sold to third parties and used on the Intek Global USA Network, the Company also licenses its technology to third party manufacturers. The Company has redirected its marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. The Company has focused its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Intek Global USA Network, as well as equipment sales to third parties will be impacted by factors such as the FCC Phase II Licensing auction which concluded in November 1998. Intek Global has acquired two 10-channel nationwide, seven 15-channel regional, and 172 10-channel Economic Area ("EA"), or local, Business Radio airwave licenses. As part of a co-funding partnering arrangement with the NRTC, Intek Global shared with NRTC the approximately $12 million cost of the new licenses. The Company will assign one nationwide and certain EA licenses to NRTC, disaggregate six regional and one EA licenses and partition certain EA licenses to NRTC.

         The Company expects to incur operating losses and experience a negative cash flow from operations for at least one year, primarily because expenses related to the buildout of the Intek Global USA Network and the investment required to build the Intek Global USA subscriber base continues to exceed revenue. There can be no assurance that additional financing will be available on reasonable terms or at all.


         RESULTS OF OPERATIONS

         The Company operates predominately in a single industry segment: provision of spectrum-efficient wireless communication technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.

         During the fourth quarter of fiscal 1998, Intek Global sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor Communications Limited ("Securicor"). The three and six month periods ended March 31, 1998 include the results of ESU, while the three and six month periods ended March 31, 1999 do not include the results of ESU.

SIX MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO SIX MONTH PERIOD ENDED MARCH 31, 1998

REVENUES

         OVERVIEW

         Total revenues decreased by $4,517,000 (26%) from $17,283,000 during the first six months of fiscal 1998 to $12,766,000 during the first six months of fiscal 1999. Total ESU sales during the first six months of fiscal 1998, were $5,936,000. After adjusting for the impact of the ESU business, total revenues increased by $1,419,000 (13%) for the six month period. The increase was primarily due to increased service revenues ($901,000) and contract manufacturing ($454,000).


         PRODUCT SALES

         Product sales decreased by $2,712,000 (19%) from $14,055,000 to $11,343,000 before accounting for the impact of the disposed ESU business. Sales of site equipment and mobile radios for the first half of fiscal 1999 were $7,347,000. Sales for the comparable period of fiscal 1998 were $10,513,000. However, sales of radios for the first six months of fiscal 1998 included revenues of $3,230,000 by ESU. Excluding sales by ESU, sales of radios for the first six months of fiscal 1998 were $7,283,000. Compared to the first six months of 1998, the sales of site equipment and mobile radios for the first six months of fiscal 1999 increased by $64,000 or less than 1%. In addition to radios sold during the period, $1,194,000 of radios were capitalized as subscribers have also been renting radios during the first six months of fiscal 1999.

         Contract manufacturing increased by $454,000 (13%) from $3,542,000 during the first six months of fiscal 1998 to $3,996,000 during the first six months of fiscal 1999. The increase is primarily due to the increased capacity created by the transition of inter-company production from the UK to third party manufacturing in the United States.

         In November 1998, Intek Global announced a strategic alliance with NRTC to develop jointly 220 MHz narrowband business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. To date, a binding master purchase order for $5.0 million of products has been issued by NRTC. As of March 31, 1999, approximately $490,000 of revenues have been recognized relating to the master purchase order. See "Liquidity and Capital Resources -- Future Capital Needs and Resources".


         SERVICE INCOME

         Service revenues decreased by $1,805,000 (56%) from $3,228,000 during the first six months of fiscal 1998 to $1,423,000 during the first six months of fiscal 1999 before accounting for the impact of the disposed ESU business. After adjustment for the ESU disposition, service revenues increased by $901,000 (173%) in the first six months of fiscal 1999 versus the same period in fiscal 1998.

         Subscriber revenues generated by Intek Global USA were $568,000 for the first half of fiscal 1999, an increase of $388,000 compared to $180,000 for the first half of fiscal 1998.

         Other service income includes royalties, equipment rental and non-warranty repair. These revenues for the first six months of fiscal 1999 were $855,000, compared to $2,757,000 for the first six months of fiscal 1998. ESU accounted for $2,415,000 of the total other service income in fiscal 1998. After adjusting for the impact of ESU, non-subscriber income increased $513,000 in fiscal 1999 primarily due to non-warranty repair income, equipment rental revenues, and technology transfer fees.

COST OF GOODS AND SERVICES PROVIDED AND GROSS PROFIT MARGIN

         OVERVIEW

         On a consolidated basis, total cost of revenues decreased by $3,837,000 (or 27%) from $14,044,000 in the first half of fiscal 1998 to $10,207,000 in the first half of fiscal 1999. Excluding ESU from the first six months of fiscal 1998, consolidated cost of revenues increased by $234,000 (2%) from $9,973,000 in fiscal 1998 to $10,207,000 in fiscal 1999.

         Consolidated Gross Profit decreased by $680,000 (or 21%) from $3,239,000 for the first half of fiscal 1998 to $2,559,000 for the first half of fiscal 1999. After adjusting the first six months of fiscal 1998 for the effect of the ESU disposition, total gross profit increased by $1,185,000 (86%) from $1,374,000 in fiscal 1998 to $2,559,000 in fiscal 1999. The gross profit increase is principally due to incremental subscriber ($388,000) and service ($513,000) revenues.

         COST OF PRODUCT SALES

         The cost of product sales for the first six months of fiscal 1999 decreased by $2,466,000 from $10,434,000 (74% of sales) in the first six months of fiscal 1998, to $7,968,000 (70% of sales). ESU's cost of product sales were $2,671,000 in fiscal year 1998. Excluding the impact of ESU, cost of sales and gross profit margins were favorably impacted by improved results of the contract manufacturing group in the UK, offset in part, by a decline in the profit margin relating to product sales in the United States.

         Product gross margin decreased during the first six months of fiscal 1999 by $246,000 from $3,621,000 (26% of sales) during the first six months of fiscal 1998 to $3,375,000 (30% of sales). The product gross margin contribution by ESU in the first half of fiscal year 1998 totaled $559,000 (17% of sales).


         COST OF SERVICE PROVIDED

         The cost of service provided decreased by $1,371,000 from $3,610,000 during the first half of fiscal 1998 (112% revenues) to $2,239,000 during the first half of fiscal 1999 (157% revenues). Service gross margin decreased by $434,000 from a loss of $382,000 (12% revenues) to a loss of $816,000 (57%
revenues). The decline in service gross margins are attributable to the sale of ESU which contributed $1,306,000 (48% revenues) during the first half of 1998.

         Cost of subscriber service revenue includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes system maintenance, consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. Intek Global USA's cost of subscriber services provided amounted to $2,239,000 during the first half of fiscal 1999, compared to $2,356,000 during the first half of fiscal 1998.


OTHER OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses decreased by $1,101,000 (27%) from $4,082,000 during the first half of fiscal 1998 (24% revenues) to $2,981,000 during the first half of fiscal 1999 (23% revenues). The decrease is due to a redirection of the Company's marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.


         RESEARCH AND DEVELOPMENT

         Research and development expenses of $1,089,000 (9% revenues) for the first six months of fiscal 1999 were $76,000 lower than the first six months of fiscal 1998 expenses of $1,165,000 (7% revenues).

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses of $7,776,000 (61% revenues) for the first half of fiscal 1999 were $172,000 lower than the expenses of $7,948,000 (46% revenues) for the first half of fiscal 1998. General and administrative expenses consist of salaries, consultants, office rent, legal, audit, public relations and shareholder relations costs, insurance, and recruiting.


         DEPRECIATION AND AMORTIZATION

         Total depreciation and amortization decreased by $142,000 (5%) from $2,948,000 during the first quarter of fiscal 1998 to $2,806,000 during the first quarter of fiscal 1999.


         STRATEGIC PLANNING CHARGES

         Strategic planning charges of $336,000 represent the costs incurred by the Company associated with the January 19, 1999 Securicor 13D filing and consist of investment banker services and legal fees.



OPERATING LOSS

         Intek Global's operating loss was $12,429,000 for the first six months of fiscal 1999, compared to a loss of $12,904,000 for the first six months of fiscal 1998. In the first six months of fiscal year 1998, ESU contributed profits of $225,000. After adjusting for both the disposition of ESU and the non-recurring strategic planning charges, the first six month fiscal 1999 operating loss is $1,036,000 (8%) better than the first six months of fiscal 1998.



INTEREST EXPENSE

         Interest expense for the first six months of fiscal 1999 was $2,502,000 compared to $1,404,000 for the first six months of fiscal 1998. Of the total, $375,000 related to borrowings from third parties and $2,127,000 related to borrowings from Securicor.



NET LOSS

         The consolidated net loss after taxes for the first six months of fiscal 1999 was $15,036,000. The net loss for the first six months of fiscal 1998 was $14,277,000.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash has been borrowings from Securicor. On January 19, 1999, Securicor filed an amendment to its Schedule 13-D and disclosed that it was considering various alternatives relating to its equity and debt investments in the Company, that it retained an investment banker and that it would request due diligence information from the Company. The Company formed a special committee to evaluate any proposals which may be forthcoming and the special committee retained an investment advisor to assist it.


         CASH FLOWS

         For the first six months of fiscal 1999, the Company used $15,378,000 in cash for operating activities, $2,192,000 was spent for capital expenditures and $7,017,000 was spent for FCC licenses. The Company received $440,000 from the collection of a note related to the sale in December 1996 of non-core assets consisting of land and building owned by the Company. Through its financing activities, the Company obtained approximately $21,902,000 in new debt, of which $17,500,000 was from Securicor and the balance related to bank lines of credit. The Company retired $441,000 in debt related to the repurchase in March 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction. The Company also made the first of two installments on a secured subordinated note related to the acquisition of Wireless Plus in the amount of $1,500,000.

         In December 1998, the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company with the ability to borrow up to $25 million. The arrangement provides that amounts outstanding bear interest at 11.5%, payable quarterly in cash or deferred at the Company's discretion, and is due December 31, 1999. Outstanding debt under the arrangement is convertible at any time at Securicor's discretion into the Company's common stock at various conversion prices. The conversion price for the first $12.5 million of amounts outstanding will be the average closing price for the last 20 trading days prior to the date the Company's Board of Directors approved the arrangement and the next $12.5 million of amounts outstanding will be set at the average closing price of the Company's common stock for the 20 trading days prior to the date of each draw by the Company comprising that amount. At March 31, 1999, the amount payable under the December 1998 Facility totaled $17.5 million.

         During the third quarter of fiscal 1998, the Company recorded a restructuring charge of approximately $1.6 million related primarily to planned staff reductions, termination of leases associated with the consolidation of office space and site leases, and equipment removal costs. In conjunction with the restructuring, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy, consolidate office space and reduce the number of associated sales force. In addition, the Company has consolidated financial and customer service functions at its headquarters in Kansas City, Missouri to gain efficiencies and economies of scale. During the first six months of fiscal 1999, approximately $861,000, was charged against the restructuring reserve resulting in a remaining balance of approximately $563,000 at March 31, 1999. The remaining amount of the restructuring reserve is expected to be utilized during the last six months of fiscal 1999. A summary of the components of the restructuring reserve follows:


                                                                              Balance at
                                                                     ---------------------------
                                                                     March 31,     September 30,
                                                                        1999              1998
                                                                    ----------     -------------
      Staff reductions                                              $  155,000       $   585,000
      Lease costs                                                       40,000           114,000
      Site leases / costs                                              237,000           423,000
      Equipment removal and other costs                                131,000           302,000
                                                                    ----------     -------------
      Restructuring reserve balance                                 $  563,000       $ 1,424,000
                                                                    ----------     -------------
                                                                    ----------     -------------


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

         The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement. As of March 31, 1999, NRTC and its Members have placed orders for approximately $5.0 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resale's of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits
NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by Intek Global USA to any of its dealers or customers within the U.S. and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has been granted stock options to purchase up to 200,000 shares of the Company's common stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's common stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

         Pursuant to the Distribution Agreement, NRTC LLC or its assignee has the right until October 22, 1999 to purchase from the Company any Company Phase I 220 MHz system and related assets that overlap eleven specified states for an amount equal to the Company's capitalized investment in the system plus a multiple of the monthly gross revenues from air subscription rights generated by the system. In May 1999, the Company entered into an agreement with NRTC's assignee for the sale of its Phase I assets in the State of Louisiana for a purchase price of $877,000, and for the sale of its Phase II Economic Area licenses in Louisiana for an additional $105,000. The sale is pending approval by the FCC and is anticipated to close by the end of the third quarter of fiscal 1999. In addition, the Company is currently negotiating similar transactions involving systems and licenses in four additional states.

         The management of the Company believes that, with the $25 million financing agreement entered into with Securicor on December 16, 1998, and subject to the anticipated sales of systems and licenses to NRTC as outlined above, the Company's current available capital should be sufficient to fund its fiscal 1999 operations. However, if the Company's expectations on sales and expenditures are not realized, or any other negative material event occurs, the Company will require additional cash resources to fund operations. There can be no assurance that additional financing will be available on reasonable terms or at all.

         EFFECTS OF INFLATION

         The Company was not affected in any material respect by inflation during the first six months of fiscal 1999 or 1998.

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

         Exposure to variability in foreign currency exchange rates (primarily Japanese Yen) relating to foreign purchase commitments is managed periodically through the use of hedges. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currency. Based on the Company's overall foreign currency rate exposure at March 31, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of March 31, 1999 the Company had outstanding forward exchange contracts to exchange Japanese Yen for U.S. dollars in the amount of $172,000.

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



Item 2.  Changes In Securities.

     (a)  None.
     (b)  None.
     (c)  None.
     (d)  Not applicable.


Item 3.  Defaults Upon Securities.  None


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting on February 25, 1999. At the annual meeting the following directors were elected; Robert J. Shiver, Michael J. Wilkinson, Roger Wiggs, Steven L. Wasserman, Robert Kelly, John Wareham, Howard Frank and Eli Noam. The following proposals were considered;

Proposal 1 - Election of Directors

                           For              Withheld
                          ----------        --------
Robert J. Shiver          31,752,694          43,569
Michael J. Wilkinson      31,752,694          43,569
Roger Wiggs               31,752,694          43,569
Robert Kelly              31,752,694          43,569
Steven L. Wasserman       31,752,694          43,569
John Wareham              31,752,694          43,569
Howard Frank              31,752,694          43,569
Eli Noam                  31,752,694          43,569


Proposal 2 - Ratification of Arthur Andersen LLP

    31,790,869  For
         3,600  Against
         1,794  Abstain


Item 5.  Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit No.
-----------
INDEX TO EXHIBITS

Exhibit No.                                                                                                Page No.
-----------                                                                                                -------
3.1(i)     Articles of Incorporation of Intek Global Corporation (the "Registrant")                             (3)

3.1(ii)    By-Laws of the Registrant                                                                            (2)

4.         Instruments defining the rights of security holders, including indentures                            (1)

10.        Material contracts                                                                                   (1)

15.        Letter re: Unaudited interim financial information                                                   (1)

18.        Letter re: Change of accounting principles                                                           (1)

19.        Report furnished to security holders                                                                 (1)

23.        Consents of experts                                                                                  (1)

24.        Power of attorney                                                                                    (1)

27.        Financial Data Schedule                                                                              (4)

99.        Additional exhibits                                                                                  (1)


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


DATED:   May 13, 1999


INTEK GLOBAL CORPORATION



By:      /s/ George A. Valenti
         ---------------------------------------
         George A. Valenti
         Chief Financial Officer