Form 10-K/A
period 1998-09-30
INTEK GLOBAL CORP
filed 1999-07-30
CIK 50977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 2
                                    FORM 10-K

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

 ITEM 6. SELECTED FINANCIAL DATA
         The following data for fiscal years 1998, 1997 and 1996 is derived from the Company's audited financials and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein and the data for fiscal years 1995 and 1994 is derived from the audited financials of Securicor Radiocoms Limited, a predecessor corporation in the continuing business of the Company.


                                                                       YEAR ENDED SEPTEMBER 30,
                                                                (THOUSANDS, EXCEPT SHARE AMOUNTS)
                                           1998            1997           1996            1995            1994
                                           ----            ----           ----            ----            ----
STATEMENT OF OPERATIONS DATA: (1)
  Total Revenues                         $35,654         $42,284        $23,899         $32,601         $18,080
  Total Costs and Expenses (2)            97,196          68,222         34,317          33,997          21,397
  Operating Loss (2)                     (61,542)        (25,938)       (10,418)         (1,396)         (3,317)
  Net Loss                               (64,419)        (26,999)        (9,089)         (1,171)         (3,272)

  Loss applicable to Common             $(66,463)       $(27,999)       $(9,089)        $(1,171)        $(3,272)
    Shareholders
  Net Loss Per Share applicable to        $(1.58)         $(0.74)        $(0.36)         $(0.05)         $(0.13)
    Common Shareholders

  Weighted Average Number of          42,151,142      37,885,371     25,000,000      25,000,000      25,000,000
    Shares Outstanding
BALANCE SHEET DATA: (1)
  Total Assets (2)                       $80,114        $112,565        $50,253         $37,463         $18,176
  Working Capital                         10,928          21,289         (5,268)          3,538           2,614
  Long Term Debt                          68,288          45,577         32,837          23,187          20,155
  Shareholders' Equity (Deficit) (2)     $(8,454)        $53,848       $(21,289)       $(12,949)       $(11,726)



------------------------
1   See Note 2 "Basis of Presentation and Summary of Significant Accounting
Policies - Principles of Consolidation" in Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

2   See Note 2 "Basis of Presentation and Summary of Significant Accounting
Policies - "Intangible and Long Lived Assets" and Note 3 "Restructuring Charges" in Consolidated Notes to Financial Statements appearing elsewhere herein. On December 3, 1996, the Company acquired all of the outstanding common stock of Radiocoms for 25,000,000 shares of common stock of the Company and recorded $38.6 million to goodwill. In fiscal 1998, management of the Company concluded that goodwill arising from the Radiocoms reverse acquisition was not recoverable. The Company recorded a charge equal to the unamortized balance of the goodwill attributed to the Radiocoms reverse acquisition of approximately $34.4 million in fiscal 1998 and recorded a restructuring charge of approximately $1.6 million in the third quarter of fiscal 1998 related primarily to planned staff reductions, terminations of leases associated with the consolidation of office space and site leases and equipment removal and other costs.

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

         During the fourth quarter of fiscal 1998, Intek sold non-core, U.K.-based LMR distribution and maintenance assets to SIS. The sale price for the ESU assets was $8,500,000 resulting in a gain of $3,055,000. Due to the related party nature of the sale, the gain was recorded as a direct increase in shareholder equity (deficit). The sales price is subject to a post closing adjustment up to (pound)500,000 (approximately $800,000) if the revenue generated from the assets during the period of two years ending September 30, 2000 is less than 2 times the aggregate revenue from the assets generated during the year ended September 30, 1998.

         The Company expects to incur operating losses and have a negative cash flow from operations for at least one year. This will result from expenses related to the buildout of the Roamer One Network and the investment required to build the Roamer One subscriber base.

         RESULTS OF OPERATIONS

         As discussed more fully in Note 2 "Basis of Presentation and Significant Accounting Policies --- Principles of Consolidation" to the Consolidated Financial Statements and Notes thereto appearing elsewhere herein, results of operations for all years presented include Radiocoms but, Roamer One, MUSA and Intek corporate are only included for the periods subsequent to December 3, 1996 (i.e., the fiscal year ended September 30, 1998 and the ten-month period ended September 30, 1997.)

         The Company operates in a single industry segment: provision of spectrum-efficient wireless technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.

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

         The percentage of product sales that rely on products supported by the Company's Japanese supplier of non-LMT radios and supplies was approximately 31%, 35% and 5% in 1998, 1997 and 1996, respectively.

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


         COST OF PRODUCT SALES

         The cost of product sales decreased by $17,704,000 from $37,846,000 (98% sales) to $20,142,000 (71% sales). The primary reason for the decrease included the fact that Radiocoms' cost of product sales decreased $12,300,000 due to a decline in sales volume and that 1997 also included a $4.7 million write-off of slow moving and obsolete inventory. Cost of LMR product sales decreased $3,500,000 compared to the prior year, as LMR sales in fiscal 1997 were favorably impacted by a backlog of orders which were filled during the first several months following the acquisition of Midland by Intek. Cost of Roamer One's product sales decreased $1,062,000 due to a shift from selling radios to renting radios. The cost of product sales as a percentage of sales was favorably impacted by improved manufacturing cost controls (approximately $400,000) implemented by Radiocoms such as improved labor efficiency and lower material costs, and by the strength of the U.S. Dollar against the Japanese Yen which provided reductions in the cost of LMR products purchased in Japan (approximately $800,000).

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


         RESTRUCTURING CHARGES

         During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000 as a result of management's approval of plans to consolidate and relocate certain administrative service functions and to eliminate and deconstruct certain communications sites related to its air time services product line. See Note 3 to the financial statements for further discussion of the restructuring reserve.

         The timing of the restructuring charge coincided with the Company's initiation of its strategic planning process that began in the third quarter of fiscal 1998. The Company expects the consolidation and relocation of the administrative services functions into Kansas City, Missouri, which was substantially completed in December 1998, to result in an annual reduction in its overall operating expenses (primarily related to facility occupation and personnel costs) of approximately $800,000. In conjunction with its plan, the Company has decided to eliminate and deconstruct certain sites that are not deemed essential to the Company's growth strategy. The Company estimates that while annual service income will not be materially impacted, the annual cost of services provided will be reduced by $300,000. However, it is anticipated that the total savings will be offset by expenses incurred related to expansion of its network and services in the Company's four major geographic operating areas.

         During the fourth quarter of 1998, approximately $200,000, primarily severance, was charged against the restructuring reserve resulting in a remaining balance of $1.4 million at September 30, 1998. The remaining amount of the restructuring reserve is expected to be utilized during fiscal 1999.


         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of long-lived and intangible assets might warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with those assets. At this time our evaluation indicates that the future undiscounted cash flows of certain long-lived and intangible assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair value.

         During the fourth quarter of fiscal 1998, management concluded that goodwill arising from the Radiocoms Acquisition (Note 4), attributable to Roamer One, was not recoverable. Management reached the conclusion that the Radiocoms reverse acquisition goodwill was not recoverable when the Company revised its strategic plan after the Company's success at the recent FCC auction. The Company's strategic planning process, which began during the third fiscal quarter, was concluded subsequent to the September 1998 FCC Phase II auction and included 5 year forecasts prepared for each operating subsidiary ("Strategic Forecasts"). New markets for the Company became available for spectrum and equipment sales by the Company as a result of the FCC Phase II auction and the Company's partnering arrangement with NRTC (Note
5). Prior to the FCC Phase II auction, Roamer One owned or managed site specific Phase I FCC licenses in the 220 MHz spectrum. The Company intended to build a network on a national basis which attributed substantially higher forecasted growth in the Acquisition Forecasts (defined below). Subsequent to the FCC Phase II auction, management reconfirmed its decision to focus on vertically integrating networks in four major geographic operating areas. Such changes in strategy would result in substantially slower growth attributable to Roamer One subscriber revenues compared to forecasts prepared in connection with the Radiocoms Acquisition ("Acquisition Forecasts").

         The Strategic Forecasts anticipated that Roamer One would operate at a negative cash flow for the next five years because of the significant start up losses and capital expenditures to be incurred in building its subscriber base. Further, subscriber growth would be significantly slower than originally forecasted in the Acquisition Forecasts. The Acquisition Forecasts reflected positive operating results and cash flow in the second year of the Acquisition Forecasts. The Acquisition Forecasts reflected significant subscriber growth and system management fees generated on a national basis and reflected only very modest capital costs for the subscriber network and the FCC licenses. The Strategic Forecasts reflected Roamer One's performance from the date of acquisition, including the substantially higher network and FCC license costs incurred by it, reflected substantially lower subscriber growth than forecasted in the Acquisition Forecasts and reflected the Company's decision to focus on vertically integrating networks in four major geographic operating areas which would result in slower subscriber growth. Based on the projected operating losses and the negative cash flows contained in the Strategic Forecasts, management did not believe that the Radiocoms acquisition goodwill was recoverable and did not believe it was appropriate to select arbitrarily a shorter amortization life. Accordingly, pursuant to SFAS 121, the Company determined that changes in circumstances had occurred requiring the need to assess the impairment of Roamer One's long-lived assets. As a result, the Company recorded a charge equal to the unamortized balance of the Radiocoms reverse acquisition goodwill of approximately $34.4 million. However, under the Strategic Forecasts, Roamer One would be an integral part of the continuing operations notwithstanding Roamer One's forecasted operating and cash losses for the foreseeable future.

         Management determined that the fair value of the other long-lived assets on Roamer One's and the Company's other subsidiaries' books, consisting of the site equipment, long-term inventory, FCC licenses and goodwill applicable to other acquisitions, approximated their carrying value.

         In connection with the site equipment and long-term equipment inventory of the Company, the Company has 230 base stations in inventory and equipment from certain underutilized sites. Management believes the market for these products will begin to open when the FCC issues the Phase II licenses. The equipment is not technologically obsolete and the Company's anticipated needs for site/base stations and anticipated NRTC sales and sales to others, make such assets recoverable. Prior to the recent FCC auction, there was a shortage of spectrum which hampered equipment sales for the entire industry. The anticipated sales prices for these products less costs to sell exceed the carrying value of this equipment.

         The Company can package the base stations with spectrum and sell the packages to dealers. In connection with the FCC licenses, the Phase I licenses currently owned become more valuable because the FCC removed certain restrictions. As a result, the Company has more flexibility as to their uses together with the Phase II licenses which increases the market universe of subscribers. The method used for determining fair value of the FCC licenses was the fair market value of the Phase II licenses recently auctioned by the FCC. The Company concluded the carrying cost of those Phase I licenses was realizable. Thus, management determined that no write downs to the FCC licenses were necessary.

         The Company concluded that the carrying cost of the Midland goodwill on the books of the Company was realizable based on expected cash flows from operations as evidenced by the Strategic Forecasts. In connection with the Data Express goodwill, the Company has recently completed the acquisition of Data Express, and management concluded that such goodwill was not impaired.

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


         PRODUCT SALES

         Sales of products for fiscal 1997 were $38,606,000, compared to $22,996,000 for fiscal 1997. Fiscal 1997 product sales in the U. S. were favorably impacted by improved deliveries of products to fill orders that had been previously backordered by the prior owner because of working capital limitations. Radiocoms for fiscal 1997 had a 66% increase from that reported in fiscal 1996, primarily due to an equipment supply contract the Company obtained from the U.K. Ministry of Defense.


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


         COST OF PRODUCT SALES

         The cost of product sales increased by $17,993,000 from $19,853,000 (86% sales) in fiscal 1996 to $37,846,000 (98% sales) in fiscal 1997. Cost of sales as a percentage of related sales was abnormally high due to the fact that fiscal 1997 included a $4.7 million write-off of slow moving and obsolete inventory and to the cost of certain LM base stations sold being in excess of the related revenue received.

         In fiscal 1997, the Company determined that certain inventory manufactured by its UK subsidiary relating to both third party products and the Company's LM products were slow moving or obsolete. Accordingly, the Company recorded a charge of $4.7 million against the cost of product sales to reduce the value of the inventory to its estimated net realizable value.

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

         In August 1998, the Company entered into an agreement with National Rural Telecommunications Cooperative, subsequently amended in November 1998, pursuant to which the Company, through its wholly-owned subsidiary, ILAC, and NRTC agreed to participate jointly in the recent FCC auction for certain Phase II licenses in the 220-222 MHz band (the "Licenses"). The agreement provides for the purchase by ILAC of certain Licenses in the auction on a cost-sharing basis and the post-auction partitioning and disaggregation of awarded Licenses between NRTC and ILAC. As a result of the recently concluded auction, ILAC will be awarded two 10-channel nationwide, seven 15-channel regional, and 172 10-channel EA or local, Business Radio airwave Licenses at a total cost of approximately $12.2 million. The Company will assign one nationwide and certain EA Licenses to NRTC, disaggregate six regional and one EA Licenses and partition certain EA Licenses to NRTC. ILAC's portion of the cost for Licenses awarded in the Auction is approximately $6.6 million. In addition, ILAC has incurred a penalty charge of $57,200 for withdrawn high bids on Licenses subsequently awarded at lower bids during the Auction and has been assessed an additional holdback charge of $25,602 for withdrawn high bids with respect to Licenses which were not awarded during the Auction. If such Licenses are subsequently awarded in a later auction (which is presently scheduled to commence June 15, 1999) at a price equal to or greater than the withdrawn ILAC bid price, ILAC would be entitled to a return of this holdback charge. However, if such Licenses are subsequently awarded at less than the ILAC withdrawn high bid price, ILAC would be liable for the difference, which the Company estimates its total contingent liability with respect to such Licenses to be approximately an additional $853,403. At September 30, 1998, the Company was reflecting a deposit related to the auction of approximately $1.8 million in the accompanying consolidated balance sheets.

         In August 1998, the Company entered into an asset purchase agreement (the "Purchase Agreement") with ComTech Communications, Inc. ("ComTech"), to purchase eleven licenses granted by the FCC in the 220-222 MHz band spectrum (the "Licenses") and certain equipment and other personal property, subscription contracts, accounts and lists and management and purchase option agreements relating to the Licenses which were owned by ComTech. The purchase price is $458,039, with $50,000 payable upon execution of the Purchase Agreement and the balance payable upon the final transfer of the Licenses to the Company by the FCC in the form of a three-year promissory note of the Company in the amount of $408,039 and bearing interest at the rate of 9% per annum. The Company will receive a credit of $41,640 against the purchase price for each License that is not so transferred to the Company. As part of the same transaction, the Company and ComTech entered into a management agreement pursuant to which Company manages the systems subject to ComTech's supervision and control until the final transfer of the Licenses to the Company by the FCC.

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

         The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement, and as of December 1, 1998, NRTC and its Members have placed orders for approximately $5 million of Contract Products. NRTC and each of its Members will be authorized to use the "Roamer One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by MUSA to any of its dealers or customers within the U.S. and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has earned an option to purchase up to 200,000 shares of the Company's common stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's common stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

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

                  Report of Independent Auditors                                                                 ii

                  Schedule II - Valuation and Qualifying Accounts                                               iii



(b)      REPORTS ON FORM 8-K
         None.

(c)      EXHIBITS
         See Index to Exhibits of this Annual Report on Form 10-K for a list of Exhibits filed with this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1999.

                                 INTEK GLOBAL CORPORATION



                                 By: /S/ GEORGE A. VALENTI
                                    -----------------------------------
                                    George A. Valenti
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


London, England                                  BAKER TILLY
24 January 1997                                  Chartered Accountants

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             ($'s in thousands, except share and per share amounts)


                                                                                Years ended September 30,
                                                                   --------------------------------------------------
                                                                       1998              1997              1996
                                                                   -------------    ------------       -----------
Revenues
    Net product sales                                               $   28,509       $    38,606       $    22,996
    Service income                                                       7,145             3,678               903
                                                                   -------------    ------------      ------------
Total revenues                                                          35,654            42,284            23,899

Costs and expenses:
    Cost of product sales                                               20,142            33,146            19,853
    Cost of product sales - inventory write-off                             --             4,700                --
    Cost of services provided                                            7,334             1,739               231
    Sales and marketing                                                  8,360             4,214             1,268
    Research and development                                             1,913             3,266             3,154
    General and administrative                                          16,735            16,677             8,301
    Depreciation and amortization                                        6,711             4,480             1,510
    Restructuring charges                                                1,613                --                --
    Impairment of long-lived assets                                     34,388                --                --
                                                                   -------------    ------------      ------------
Operating loss                                                         (61,542)          (25,938)          (10,418)

Other income (expense):
    Interest                                                            (2,862)           (2,894)           (1,715)
    Gain on sale of long term assets                                        --               324                --
    Other                                                                  (15)              351                --
                                                                   -------------    ------------      ------------
Loss before income taxes                                               (64,419)          (28,157)          (12,133)
Income tax benefit                                                          --             1,158             3,044
                                                                   -------------    ------------      ------------
Net loss                                                               (64,419)          (26,999)           (9,089)
Less preferred dividends                                                (2,044)           (1,000)               --
                                                                   -------------    ------------      ------------
Net loss applicable to common shareholders                          $  (66,463)      $   (27,999)      $    (9,089)

Other comprehensive income (loss):
    Foreign currency translation adjustments, net of tax                   186            (2,588)              749
                                                                   -------------    ------------      ------------
Comprehensive income (loss)                                         $  (66,277)      $   (30,587)      $    (8,340)
                                                                   -------------    ------------      ------------
                                                                   -------------    ------------      ------------
Net loss per share applicable to common shareholders
  (basic & diluted)                                                 $    (1.58)      $     (0.74)      $     (0.36)
                                                                   -------------    ------------      ------------
                                                                   -------------    ------------      ------------
Weighted average number of common shares outstanding
  (basic & diluted)                                                   42,151,142      37,885,371        25,000,000
                                                                   -------------    ------------      ------------
                                                                   -------------    ------------      ------------


   The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)


                                                                            September 30,
                                                                   -----------------------------
                                                                          1998              1997
                                                                   -----------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    5,719       $     1,909
    Marketable securities                                                   --             8,148
    Accounts receivable, net of allowance for doubtful accounts
      of $993 in 1998 and $863 in 1997                                   3,870             6,488
    Inventories                                                         17,677            12,289
    Deposits                                                             1,750                --
    Amounts due from related parties                                       396             4,701
    Prepaid expenses and other current assets                            1,796               894
                                                                   -----------      ------------
    Total current assets                                                31,208            34,429
                                                                   -----------      ------------

PROPERTY AND EQUIPMENT, NET                                             23,569            21,555

OTHER ASSETS:
    Note receivable                                                        580               556
    Intangible assets, net                                              20,961            48,340
    Inventory-long term                                                  3,189             6,980
    Other                                                                  607               705
                                                                   -----------      ------------
    Total other assets                                                  25,337            56,581
                                                                   -----------      ------------
TOTAL ASSETS                                                        $   80,114       $   112,565
                                                                   -----------      ------------
                                                                   -----------      ------------

CURRENT LIABILITIES:
    Accounts payable                                                $    7,062       $     6,110
    Amounts due to related parties                                       2,499             2,005
    Accrued liabilities                                                  7,420             3,928
    Deferred income                                                         --               977
    Notes payable -- third party                                         3,299               120
                                                                   -----------      ------------
    Total current liabilities                                           20,280            13,140
                                                                   -----------      ------------
LONG TERM DEBT:
    Notes payable -- third party                                         2,038                --
    Notes payable -- related party                                      30,733            24,223
    Other                                                                   65               354
                                                                   -----------      ------------
    Total long term debt                                                32,836            24,577
                                                                   -----------      ------------
PREFERRED STOCK -- Mandatorily Redeemable                               35,452            21,000
                                                                   -----------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $.01 par value, 60,000,000 shares authorized
      43,305,620 and 42,398,096 shares issued at 1998 and 1997,
      respectively                                                         433               424
    Capital in excess of par value                                     108,471           105,220
    Treasury stock, at cost, 1,002,582 and 465,582 shares at
      1998 and 1997, respectively                                       (2,099)             (770)
    Accumulated deficit                                               (113,618)          (49,199)
    Accumulated other comprehensive income --
        Currency translation adjustment                                 (1,641)           (1,827)
                                                                   -----------      ------------
    Total shareholders' equity (deficit)                                (8,454)           53,848
                                                                   -----------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   80,114       $   112,565
                                                                   -----------      ------------
                                                                   -----------      ------------



The accompanying notes are an integral part of these consolidated balance sheets

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        ($'s in thousands, except shares)

                  Years ended September 30, 1998, 1997 and 1996


                                                                           Capital                                   Accumulated
                                                                              In                                      Other
                                                 Common Stock               Excess       Treas-                       Compre-
                                         ---------------------------        of Par        ury         Accumulated     hensive
                                            Shares          Amount          Value         Stock         Deficit        Income
                                         ------------    -----------    ------------   -----------    -----------    -----------
BALANCE SEPTEMBER 30, 1995                    100,000    $       250      $    (100)   $        --    $   (13,111)   $        12
Net loss                                           --             --             --             --         (9,089)            --
Foreign currency translation
  adjustments                                      --             --             --             --             --            749
                                         ------------    -----------    ------------   -----------    -----------    -----------
BALANCE SEPTEMBER 30, 1996                    100,000            250           (100)            --        (22,200)           761

Eliminate stock of Radiocoms                 (100,000)          (250)           100             --             --             --
Purchase Radiocoms for stock               25,000,000            250         84,982             --             --             --
Intek shares December 3, 1996              14,239,416            142         26,383           (770)       (11,025)            --
Intek loss October 1, 1996
  through December 3, 1996                         --             --             --             --         (3,407)            --
Eliminate Intek historic deficit                   --             --        (14,432)            --         14,432             --
Adjust shares for Midland assets             (155,000)            (1)          (644)            --             --             --
Imputed interest on warrants                       --             --            652             --             --             --
Shares issued for loan extension fee           34,000             --            203             --             --             --
Exercise of warrants                        1,758,776             18          6,495             --             --             --
Write off deferred financing cost
  related to note converted to stock               --             --           (215)            --             --             --
Shares issued for interest                     14,602             --             60             --             --             --
Shares issued for equipment and
licenses purchased from ADC
and PPC                                     1,206,302             12          2,176             --             --             --
Employee stock grant                          300,000              3            560             --             --             --
Preferred stock dividends                          --             --         (1,000)            --             --             --
Net loss                                           --             --             --             --        (26,999)            --
Foreign currency translation
  adjustments                                      --             --             --             --             --         (2,588)
                                         ------------    -----------    ------------   -----------    -----------    -----------
BALANCE SEPTEMBER 30, 1997                 42,398,096            424        105,220           (770)       (49,199)        (1,827)

Purchase treasury shares                           --             --             --         (1,329)            --             --
Shares issued for licenses                    506,916              5            968             --             --             --
Shares issued for acquisition of
  Data Express                                400,608              4          1,272             --             --             --
Gain on sale of assets to related party            --             --          3,055             --             --             --
Preferred stock dividends                          --             --         (2,044)            --             --             --
Net loss                                           --             --             --             --        (64,419)            --
Accumulated other comprehensive income
  -- currency translation adjustments              --             --             --             --             --            186
                                         ------------    -----------    ------------   -----------    -----------    -----------
BALANCE SEPTEMBER 30, 1998                 43,305,620    $       433    $   108,471    $    (2,099)   $  (113,618)   $    (1,641)
                                         ------------    -----------    ------------   -----------    -----------    -----------
                                         ------------    -----------    ------------   -----------    -----------    -----------


                                              Total
                                              Share-
                                             holders'
                                              Equity
                                             (Deficit)
                                           ------------
BALANCE SEPTEMBER 30, 1995                 $   (12,949)
Net loss                                        (9,089)
Foreign currency translation
  adjustments                                      749
                                           ------------
BALANCE SEPTEMBER 30, 1996                     (21,289)

Eliminate stock of Radiocoms                      (150)
Purchase Radiocoms for stock                    85,232
Intek shares December 3, 1996                   14,730
Intek loss October 1, 1996
  through December 3, 1996                      (3,407)
Eliminate Intek historic deficit                    --
Adjust shares for Midland assets                  (645)
Imputed interest on warrants                       652
Shares issued for loan extension fee               203
Exercise of warrants                             6,513
Write off deferred financing cost
  related to note converted to stock              (215)
Shares issued for interest                          60
Shares issued for equipment and
licenses purchased from ADC
and PPC                                          2,188
Employee stock grant                               563
Preferred stock dividends                       (1,000)
Net loss                                       (26,999)
Foreign currency translation
  adjustments                                   (2,588)
                                           ------------
BALANCE SEPTEMBER 30, 1997                      53,848

Purchase treasury shares                        (1,329)
Shares issued for licenses                         973
Shares issued for acquisition of
  Data Express                                   1,276
Gain on sale of assets to related party          3,055
Preferred stock dividends                       (2,044)
Net loss                                       (64,419)
Accumulated other comprehensive income
  - currency translation adjustments               186
                                           ------------
BALANCE SEPTEMBER 30, 1998                 $    (8,454)
                                           ------------
                                           ------------




   The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($'s in thousands)


                                                                                    Years ended September 30,
                                                                 --------------------------------------------------
                                                                      1998              1997              1996
                                                                 -------------     -------------      -------------
Cash flows from operating activities:
    Net loss                                                        $  (64,419)      $   (26,999)       $   (9,089)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                      6,711             4,480             1,510
      Impairment of long-lived assets                                   34,388                --                --
      Interest capitalized into principal                                3,527                --                --
      Stock compensation to employees                                       --               563                --
      Other                                                                 --               350                29
    Changes in operating assets and liabilities:
      Accounts receivable and amounts due from related parties           4,231             1,384             3,477
      Allowance for doubtful accounts                                      252                --                --
      Deposits                                                          (1,735)               --                --
      Inventories                                                       (2,215)           11,376            (2,984)
      Income taxes receivable from related parties                          --             2,330                --
      Prepaid expenses and other current assets                            (77)            1,375                67
      Accounts payable and amounts due to related parties                2,430               902            (1,513)
      Deposits                                                             (42)               --                --
      Accrued liabilities                                                  112              (443)             (601)
      Accrued liabilities to related parties                                --               342                --
      Deferred income                                                     (667)              194            (1,209)
      Restructuring reserve                                              1,424                --                --
      Other                                                                526               (93)               --
                                                                    ----------       -----------        ----------
    Net cash used in operating activities                              (15,554)           (4,239)          (10,313)
                                                                    ----------       -----------        ----------
Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                          7,458             1,853                --
    Expenditures for property and equipment, net                        (7,130)           (9,226)           (1,657)
    Expenditures for FCC licenses                                       (8,257)           (2,016)               --
    Expenditures for other long term assets                                 71            (6,477)               --
    Proceeds from sale of long term assets                               8,500             2,311                96
    Other                                                                  152              (428)               --
                                                                    ----------       -----------        ----------
    Net cash provided by (used in) investing activities                    794           (13,983)           (1,561)
                                                                    ----------       -----------        ----------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                           653            (1,252)             (731)
    Proceeds from short term debt                                        2,425                71                --
    Proceeds from long term debt                                         1,694             4,000                --
    Proceeds from long term debt-related party                          15,515            19,452            12,463
    Repayment of long and short term debt                                   --            (5,347)               --
    Purchase of treasury stock                                          (1,329)               --                --
    Other                                                                   (6)              282                --
                                                                    ----------       -----------        ----------
    Net cash provided by financing activities                           18,952            17,206            11,732
                                                                    ----------       -----------        ----------
Effect of foreign exchange rate changes on cash                           (382)              936               (42)
                                                                    ----------       -----------        ----------
Net increase (decrease) in cash and cash equivalents                     3,810               (80)             (184)
Cash and cash equivalents at beginning of year                           1,909               417               601
Cash acquired in reverse acquisition                                        --             1,572                --
                                                                    ----------       -----------        ----------
Cash and cash equivalents at end of year                            $    5,719       $     1,909        $      417
                                                                    ----------       -----------        ----------
                                                                    ----------       -----------        ----------
Supplemental disclosures of cash flow information:
      Cash paid for interest                                        $      317       $       578        $    1,715
      Cash paid for income taxes                                            --                --                --
      Cash received for income taxes
        (U.K. group tax relief received from related party)                 --             3,117               285



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

         SUPPLIER RISK. If the Company's Japanese supplier of non-LM Technology radios and accessories was no longer available, Intek's financial position and results of operations would be adversely impacted. The percentage of product sales that rely on products supported by the Company's Japanese supplier of non-LMT radios and supplies is approximately 31%, 35% and 5% in 1998, 1997 and 1996, respectively.

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


MARKETABLE SECURITIES

         In March 1995, Securicor acquired 925,850 shares of voting preferred stock and a warrant to acquire 291,791 shares of common stock of E.F. Johnson Company ("EFJ"), a U.S.-based communications company (the "EFJ Investment"), for $10 million. Concurrent with this transaction Radiocoms entered into an agreement with EFF to deliver to EFJ certain inventory products and to grant manufacturing and technology licenses to EFJ valued at approximately $9.7 million. On June 17, 1996, Securicor transferred its EFJ Investment to Radiocoms. Radiocoms accounted for the EFJ Investment using the cost method. Under the agreement between the Company and Securicor relating to the Radiocoms Acquisition, Securicor agreed to reimburse the Company for the difference between the original $10 million carrying amount of the EFJ Investment and the proceeds the Company would receive from the sale of the EFJ Investment.

         During fiscal 1997, the Company exchanged the EFJ Investment for 374,609 shares of common stock of a publicly-traded company, Transcrypt International (the "TI Investment"), with a fair value of $8.1 million, when Transcrypt International acquired EFJ. The Company and Transcrypt International are not related parties. The

$1.9 million difference between the carrying value of the EFJ Investment and the fair value of the TI Investment would be recovered from Securicor, thus no gain or loss was recognized on the exchange. At September 30, 1997, the $1.9 million difference was included in amounts due from related parties. Under the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classified the TI Investment as "available for sale", and at September 30, 1997, had reflected the TI Investment at its fair value using quoted market prices published by The Nasdaq Stock Market.

         During fiscal 1998, the Company sold its TI Investment for approximately $7.4 million in a firm commitment public offering through Nationsbanc Montgomery Securities, Furman Selz and Dain Bosworth Incorporated. The Company did not recognize a realized loss from the sale of the TI Investment since the difference between the original fair value ($8.1 million) and the sales price would be recovered from Securicor pursuant to the stock purchase agreement for the Radiocoms Acquisition. During fiscal 1998, the Company received approximately $2.6 million from Securicor representing the difference between the original $10 million carrying amount of the EFJ Investment and the $7.4 million received from the sale of the TI common stock.


INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include manufacturing labor and overhead.

         Inventories at September 30 consist of the following ($'s in thousands):


                                                        1998            1997
                                                   -----------      ----------
Raw materials                                      $     5,526      $    4,020
Work in progress                                         2,681           1,311
Finished goods                                          12,659          13,938
                                                   -----------      ----------
                                                        20,866          19,269

Total long term inventories                             (3,189)         (6,980)
                                                   -----------      ----------
Total current inventories                          $    17,677      $   12,289
                                                   -----------      ----------
                                                   -----------      ----------


         At September 30, 1998 and 1997, the Company has classified approximately $3.2 million and $7.0 million, respectively, of completed base stations and components for the manufacture of additional base stations as non-current assets since there is no assurance that the inventory will be utilized by the Company or sold to third parties during the subsequent fiscal year.

         In fiscal 1997, the Company determined that certain inventory manufactured by its UK subsidiary relating to both third party products and the Company's LM products were slow moving or obsolete. Accordingly, the Company recorded a charge of $4.7 million against the cost of product sales to reduce the value of the inventory to its estimated net realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives. The Company's policy is to begin depreciation on site equipment when the site is ready for commercial use. The Company interprets "ready for commercial use" to mean that the communications site is operating at the minimum level required to provide acceptable communications services to customers. The evidence that the Company uses to determine whether the communications site is ready for commercial use is the fact that the communications site begins to generate revenues.

         Property and equipment at September 30, with their estimated useful lives, consist of the following ($'s in thousands):

                                                   Estimated
                                                  Useful Lives
                                                     (Years)            1998              1997
                                               ---------------   -------------     -------------
Land                                                        --      $      423       $       402
Buildings                                             11 to 50           2,735             3,008
Site equipment                                              10          15,893            13,206
Production & test equipment                            3 to 10           4,077             3,843
Furniture, fixtures and computers                      3 to 10           3,190             2,755
Equipment held for rental                               3 to 5           2,451             4,163
                                                                    ----------       -----------
Total property and equipment                                            28,769            27,377
Less accumulated depreciation                                           (5,200)           (5,822)
                                                                    ----------       -----------
Property and equipment, net                                         $   23,569       $    21,555
                                                                    ----------       -----------
                                                                    ----------       -----------


INTANGIBLE AND LONG LIVED ASSETS

         Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("FAS 121") requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets consist of goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, and costs allocated to FCC licenses, patents and trademarks as a result of business or systems acquisitions. These assets are amortized on a straight line basis over their estimated useful lives of 15 years.


         Intangible assets at September 30, consist of the following (in thousands):
                                                                           1998              1997
                                                                    -------------     -------------
Excess of cost over fair value of net assets acquired (goodwill):
    Midland USA, Inc.                                                  $    9,755       $     9,755
    Radiocoms reverse acquisition                                              --            38,573
    Data Express                                                            1,386                --
                                                                       ----------       -----------
                                                                           11,141            48,328
FCC licenses acquired from third parties                                   11,333             2,899
Trademarks and patents                                                        770                --
                                                                       ----------       -----------
    Total                                                                  23,244            51,227
Less accumulated amortization                                              (2,283)           (2,887)
                                                                       ----------       -----------
    Intangibles, net                                                   $   20,961       $    48,340
                                                                       ----------       -----------
                                                                       ----------       -----------


      The Company continually evaluates whether events and circumstances have occurred that indicate remaining estimated useful life of long-lived and intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated future cash flows, undiscounted without interest, associated with those assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangible assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

      During the fourth quarter of fiscal 1998, management concluded that goodwill arising from the Radiocoms Acquisition (Note 4), attributable to Roamer One, was not recoverable. Management reached the conclusion that the

Radiocoms reverse acquisition goodwill was not recoverable when the Company revised its strategic plan after the Company's success at the recent FCC auction. The Company's strategic planning process, which began during the third fiscal quarter, was concluded subsequent to the September 1998 FCC Phase II auction and included 5 year forecasts prepared for each operating subsidiary ("Strategic Forecasts"). New markets for the Company became available for spectrum and equipment sales by the Company as a result of the FCC Phase II auction and the Company's partnering arrangement with NRTC (Note
5). Prior to the FCC Phase II auction, Roamer One owned or managed site specific Phase I FCC licenses in the 220 MHz spectrum. The Company intended to build a network on a national basis attributing substantially higher forecasted growth in the Acquisition Forecasts (as defined below). Subsequent to the FCC Phase II Auction, management reconfirmed its decision to focus on vertically integrating networks in four major geographic operating areas. Such changes in strategy would result in substantially slower growth attributable to Roamer One subscriber revenues compared to forecasts prepared in connection with the Radiocoms Acquisition ("Acquisition Forecasts").

      The Strategic Forecasts anticipated that Roamer One would operate at a negative cash flow for the next five years because of the significant start up losses and capital expenditures to be incurred in building its subscriber base. Further, subscriber growth would be significantly slower than originally forecasted in the Acquisition Forecasts. The Acquisition Forecasts reflected positive operating results and cash flow in the second year of the Acquisition Forecasts. The Acquisition Forecasts reflected significant subscriber growth and system management fees generated on a national basis and reflected only very modest capital costs for the subscriber network and the FCC licenses. The Strategic Forecasts reflected Roamer One's performance from the date of acquisition, including the substantially higher subscriber network and the FCC license costs incurred, reflected substantially lower subscriber growth than forecasted in the Acquisition Forecasts and reflected the Company's decision to focus on vertically integrating networks in four major geographic operating areas which also generated a slower subscriber growth. Based on the projected operating losses and the negative cash flows contained in the Strategic Forecasts, management did not believe that the goodwill was recoverable and did not believe it was appropriate to select arbitrarily a shorter amortization life. Accordingly, pursuant to SFAS 121, the Company determined that changes in circumstances had occurred requiring the need to assess the impairment of Roamer One's long-lived assets. As a result, the Company recorded a charge equal to the unamortized balance of the Radiocoms reverse acquisition goodwill of approximately $34.4 million. However, under the Strategic Forecasts, Roamer One would be an integral part of the continuing operations notwithstanding Roamer One's forecasted operating and cash losses for the foreseeable future.

      Management determined that the fair value of the other long-lived assets on Roamer One's and the Company's other subsidiaries' books, consisting of site equipment, long-term inventory, FCC licenses and goodwill applicable to other acquisitions, approximated their carrying value and thus were not written down. Effective October 1, 1999, certain modifications were made to depreciation policies, which will not be material to future operating results.

      In connection with the site equipment and long-term inventory of the Company, the Company has 230 base stations in inventory and equipment from certain underutilized sites. Management believes the market for these products will begin to open when the FCC issues the Phase II licenses. The equipment is not technologically obsolete and the Company's anticipated needs for site/base stations and anticipated NRTC sales and sales to others, make such assets recoverable. Prior to the recent FCC auction, there was a shortage of spectrum, which hampered equipment sales for the entire industry. The anticipated sales price for these products less costs to sell exceed the carrying value of this equipment.

      The Company can package the base stations with spectrum and sell the packages to dealers. In connection with the FCC licenses, the Phase I licenses currently owned become more valuable because the FCC removed certain restrictions. As a result, the Company has more flexibility as to their uses together with the Phase II licenses which increases the market universe of subscribers. The method used for determining fair value of the FCC licenses was the fair market value of the Phase II licenses recently auctioned by the FCC. The Company concluded that the carrying cost of the Phase I licenses was realizable. Thus, management determined that no write-downs, to the FCC licenses, were necessary.

      The Company concluded that the carrying costs of the Midland goodwill on the books of the Company was realizable based on expected cash flow from operations as evidenced by the Company's Strategic Forecasts. In connection with the Data Express goodwill, the Company has recently completed the acquisition of Data Express, and management concluded that such goodwill was not impaired.

ACCRUED LIABILITIES

         Accrued liabilities at September 30 consist of the following ($'s in thousands):


                                                        1998            1997
                                                   -----------      ----------
Payroll                                            $     1,383      $      591
Restructuring reserve                                    1,424               -
Accrual for radio replacement                            1,555               -
Other                                                    3,058           3,337
                                                   -----------      ----------
Total accrued liabilities                          $     7,420      $    3,928
                                                   -----------      ----------
                                                   -----------      ----------


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

         The Company is exposed to foreign currency exchange risk related to the non-LM technology inventory purchased from its Japanese supplier. The Company periodically enters into foreign currency forward contracts to minimize the impact of currency movements on firm purchase commitments from this supplier. The counterparty for these instruments is a major financial institution. The Company accounts for these foreign currency forward contracts using hedge accounting. The terms of the derivatives are set to approximate the inventory purchase dates. The Company regularly monitors its foreign currency exposures and ensures that total amount of the foreign currency forward contracts do not exceed the firm purchase commitments subject to the foreign exchange risk. Gains and losses on the foreign currency forward contracts are deferred and recognized when the related inventory purchases are recorded. The Company does not enter into derivative financial instruments for trading or speculative purposes.

         Details of the hedging of firm foreign purchase commitments as of September 30 follows (Y's and $'s in thousands):



                                                                        1998              1997
                                                                 -------------     -------------
Firm foreign purchase commitments                                   Y  407,771       Y   374,817
Outstanding hedge contracts                                            170,000           210,000
                                                                    ----------       -----------
Unhedged position                                                   Y  237,771       Y   164,817
                                                                    ----------       -----------
                                                                    ----------       -----------

Unhedged position                                                   $    1,768       $     1,375
                                                                    ----------       -----------
                                                                    ----------       -----------

Outstanding hedge contracts at contract rate                        $    1,270       $     1,800
Outstanding hedge contracts at fair value                           $    1,264       $     1,762
    (based upon market prices at balance sheet date)


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

         During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000, as a result of its strategic plan which included plans to consolidate and relocate certain administrative services functions and to eliminate and deconstruct certain communications sites related to its air time services product line. Activities related to the reserve created as a result of that charge are summarized as follows (in thousands):


                                                              OFFICE
                                                 STAFF         LEASE        SITE LEASE       EQUIPMENT
                                              REDUCTIONS   TERMINATIONS    TERMINATIONS       REMOVAL        TOTAL
                                              ------------ -------------- ---------------- --------------- -----------
Restructuring reserve--June 30, 1998                 $776           $210             $427            $200      $1,613
Cash payments                                       (193)           (71)              (4)            (27)       (295)
Adjustments                                           70             36                0               0         106
                                                    ----           ----             ----            ----      ------
         Balance at September 30, 1998              $653           $175             $423            $173      $1,424
                                                    ----           ----             ----            ----      ------
                                                    ----           ----             ----            ----      ------


         To gain efficiencies and economies of scale, the Company decided to consolidate its offices and employee base by closing its Torrance, California office and its Princeton, New Jersey office, relocate its corporate office to New York City and relocate its consolidated financial and customer service functions to Kansas City, Missouri. In connection with the Company's plans to consolidate its operations into Kansas City and to relocate its corporate office, the Company identified selected employee positions to eliminate. The employee groups identified for termination were primarily those employees located in California and New Jersey who were unwilling to relocate to Kansas City, Missouri. The terminations were involuntary and the Company notified its employees before September 30, 1998 that such terminations would be forthcoming as a result of the office consolidations. The majority of the terminations occurred in July 1998 and the termination dates differed depending on circumstances. Termination dates began as early as July 8, 1998 and are expected to continue through fiscal 1999. As of September 30, 1998, the Company had made severance payments of approximately $193,000. The remaining balance of the restructuring reserve at September 30, 1998 relates to severance payments to be paid to the remaining employees identified for termination - primarily employees in upper management positions or employees critical to transitioning key responsibilities to the Kansas City, Missouri location. Normal salary and benefits paid to those employees identified for termination, up to the date they depart the Company, are reflected in current period costs and expenses and have not been charged to the restructuring reserve.

         In connection with the Company's decision to consolidate and relocate certain administrative services functions, the Company identified leases in Torrance, California and Princeton, New Jersey that the Company no longer required for its operations. As a result, the Company recorded its best estimate of the net costs of the noncancelable operating leases at those locations and included them as part of the restructuring reserves. The offices in California and New Jersey were not owned by the Company. The major equipment located at these two locations has been or will be redeployed elsewhere within the Company.

         In conjunction with the restructuring, the Company decided to eliminate or "deconstruct" certain communication sites that are not deemed essential to the Company's growth strategy in its four major geographic operating areas. The Company identified approximately 40 sites in twelve states that are not part of the Company's four major geographic operating areas, and will deconstruct those sites. Deconstruction of sites represents ceasing all operations at the sites and recovering the Company's equipment (I.E., base stations, combiners, etc.) from those sites. Costs included by the Company in the restructuring reserve related to the deconstruction of the sites include net costs related to noncancelable operating site leases, and costs to remove the equipment and write-off of unrecoverable installation costs (estimated at approximately
$2,000 - $7,000 per site.) At September 30, 1998, the Company had completed deconstruction of approximately one-third of the sites.
Deconstructing of the sites is expected to be completed in fiscal 1999.

         At September 30, 1998, equipment with a net book value of approximately $3 million was located at the sites identified for deconstruction. The Company expects the majority of the equipment to be utilized by the Company at future sites that the Company constructs for itself or for others. As a result, no impairment or revaluation has been taken on this equipment and depreciation has not been suspended.

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

         The following unaudited proforma income statement information (in thousands, except per share amounts) is presented as though the Radiocoms Acquisition and the Midland Transaction had occurred on October 1, 1995:


                                                                     Year Ended September 30,
                                                                 -------------------------------
                                                                          1997              1996
                                                                 -------------     -------------
      Revenues                                                      $   44,475       $    22,569
      Net loss                                                      $  (32,780)      $   (20,073)
      Proforma net loss per share (basic and diluted)               $    (0.81)      $     (0.53)
      Weighted average shares outstanding                           40,381,715        38,172,732


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


         Net working capital                                             $(1,138)
         Excess of cost over fair value of
           net assets acquired (goodwill)                                 38,573
         Net property, plant & equipment                                  10,179
         Other non-current assets                                         12,918
         Other non-current liabilities                                    (6,054)
                                                                         -------
         Total                                                           $54,478
                                                                         -------
                                                                         -------


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


AMERICAN DIGITAL CORPORATION

         During September 1997, the Company consummated two agreements with American Digital Corporation ("ADC") and 22 holders of 220 MHz FCC licenses. The agreements provided for the Company to acquire the licenses from the licensees and the site equipment from ADC for total consideration equal to approximately $1.9 million. The purchase price paid by the Company was as follows: (a) return of shares of ADC stock owned by the Company (valued for purposes of the transaction at $84,000); (b) issuance of approximately 724,167 shares of Intek common stock (valued for purposes of the transaction at approximately $1.3 million), provided that the number of shares (682,735) would be adjusted if the FCC licenses underlying the managed systems were not validly issued or contained technical defects; (c) transfer of all rights held by the Company to acquire 2,666,666 shares of Ventel, Inc. ("Ventel"), a publicly traded company in Canada (valued for purposes of the transaction at $301,000); (d) forgiveness of approximately $95,000 of debt owed by ADC to Radiocoms; and (e) a cash payment of $119,000. Closing of the transactions (and payment of the purchase price) occurred upon receipt of, and uncontested grant by the FCC of, the licenses to Roamer One.

         During fiscal 1997, the Company issued 682,735 shares of Intek common stock, valued at approximately $1.9 million for the ADC site equipment and FCC licenses acquired through September 30, 1997. Of the total shares issued in fiscal 1997, 264,354 shares were issued to Ventel, Inc. (see below). During fiscal 1998, the Company issued an additional 41,432 shares of Intek common stock, valued at approximately $76,000, for the remaining ADC site equipment and FCC licenses acquired.


PAGERS PLUS

         During the period July 12, 1997 through August 12, 1997, the Company entered into purchase and sale agreements with 25 licensees of 220 MHz FCC licenses managed by the Company on behalf of Pagers Plus Cellular ("PPC"). The agreements provided that the Company would acquire (subject to the satisfaction of certain conditions) 25 licenses and site equipment for a purchase price equal to 989,051 shares of Intek common stock (valued for purposes of the transaction at approximately $1.8 million) plus cash payments totaling approximately $0.8 million. During fiscal 1997, the Company issued 523,567 shares of Intek common stock, valued at $938,000 for the PPC site equipment and FCC licenses acquired through September 30, 1997. All of the shares issued in fiscal 1997 were issued to Ventel, Inc. (see below). Closing of the transactions and payment of the remaining purchase price occurred in December 1997 upon receipt of uncontested grant by the FCC of the licenses to Roamer One. At that time, the Company issued an additional 465,484 shares of Intek common stock, valued at approximately $834,000 for the remaining PPC site equipment and FCC licenses acquired.


VENTEL, INC.

         Ventel is in the business of providing financing to various 220 MHz SMR management companies (including ADC and PPC) in the U. S. During fiscal 1997, the Company (a shareholder of Ventel) entered into an agreement with Ventel (the "Ventel Agreement"), which provided for the sale and transfer of certain outstanding loans, security agreements, and the rights related to the collateral for such security agreements from Ventel to the Company. Such loans were made by Ventel to ADC and PPC for the purpose of constructing 220MHz systems. These systems are the subject of purchase agreements (described above) between various licensees, ADC, PPC and the Company. The Ventel Agreement provided that the Company would acquire the security agreements and rights to the collateral in exchange for a payment to Ventel of 787,921 shares of Intek common stock, valued at approximately $1.4 million and $100,000 in cash. All shares were issued to Ventel in fiscal 1997. The value of the shares issued were allocated to the site equipment and FCC licenses acquired from ADC and PPC, and the loans were cancelled.


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


COMTECH

         In August 1998, the Company entered into an asset purchase agreement (the "Purchase Agreement") with ComTech Communications, Inc. ("ComTech"), to purchase eleven licenses granted by the FCC in the 220-222 MHz band spectrum (the "Licenses") and certain equipment and other personal property, subscription contracts, accounts and lists and management and purchase option agreements relating to the Licenses which were owned by ComTech. The purchase price is $458,039, with $50,000 payable upon execution of the Purchase Agreement and the balance payable upon the final transfer of the Licenses to the Company by the FCC in the form of a three-year promissory note of the Company in the amount of $408,039 and bearing interest at the rate of 9% per annum. The Company will receive a credit of $41,640 against the purchase price for each License that is not so transferred to the Company. As part of the same transaction, the Company and ComTech entered into a management agreement pursuant to which Company manages the systems subject to ComTech's supervision and control until the final transfer of the Licenses to the Company by the FCC.

         In addition to the transactions described above, Roamer One and ComTech entered into a letter of intent and resale agreement in September 1998 to provide for the purchase by Roamer One of a 5-channel Phase I national FCC License from ComTech and the design and construction of a national network by Roamer One using the License's frequencies for the provision of paging services and two-way land mobile radio services. Under the resale agreement, Roamer One will design and construct the radio system to resell airtime on the network. The equipment used for the base station transmitters will be leased by ComTech from MUSA under a separate equipment lease agreement. Under the resale agreement, Roamer One is responsible for all operating expenses, including site leases and taxes, and has agreed to pay ComTech, initially, $284 per month for each channel of any radio system operated by Roamer One to resell airtime on the network. Effective as of May 1, 1998, and through June 30, 1999, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $39,760 per month, and as of July 1, 1999, for the remaining term of the resale agreement, Roamer One will pay ComTech the greater of $284 per month per channel in operation or $37,500 per month. The Purchase Agreement may be terminated by either party if the FCC has not granted any of the Assignment Applications with respect to Licenses sought to be acquired by the Company from ComTech by March 1, 1999. A termination of the Purchase Agreement terminates the Management Agreement between the Company and ComTech. The Equipment Lease Agreement between Midland and ComTech may be terminated upon 30 Days notice by either party and certain other events. The Resale Agreement between ComTech and Roamer One may be terminated by Roamer One during the period January 4, 1999 through January 15, 1999 upon notice to ComTech. The Company is evaluating its options under this agreement as a result of its recent success in the FCC auction. In the event the Company terminates the agreement, the agreement provides that Roamer One will be obligated to make certain payments (approximately $500,000) to ComTech.

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

         The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative

("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Master Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement, and as of December 1, 1998, NRTC and its Members have placed orders for approximately $5 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by MUSA to any of its dealers or customers within the United States and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million.

         As part of the Master Distribution Agreement, the Company agreed to enter into a separate agreement with NRTC, subject to all the terms and conditions of the Master Distribution Agreement, to grant NRTC the option to purchase up to 1,250,000 of Intek common stock. Upon the execution of the Master Distribution Agreement, NRTC was entitled to an option to purchase 200,000 shares. For each block of $5 million of Contract Products purchased over the term of the Master Distribution Agreement, NRTC is entitled to an option to purchase 100,000 shares, up to a maximum of 800,000 shares. NRTC is entitled to an option to purchase 250,000 shares of the Company common stock if it meets certain conditions related to the ordering, purchase and payment of Contract Products over the life of the Master Distribution Agreement. NRTC has the right to exercise any option it receives from the Company at any time during the term of the Master Distribution Agreement. If the Master Distribution Agreement is terminated on or prior to September 4, 2003, NRTC shall have the right to exercise the options it has received or the portion of the options it has earned until the earlier of one year from the date of the termination of the Distribution Agreement or September 30, 2004. The exercise price of stock options vested in the first two years is the lower of
(a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

         The Company intends to account for the NRTC stock options in accordance with EITF 96-18. "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services." The fair value of the first option to purchase 200,000 shares of Company common stock will be recorded as a contract acquisition cost, reflected as a long-lived asset and amortized to income over the term of the Master Distribution Agreement. The fair value of each option granted as a result of NRTC purchasing $5 million of Contract Products will be recorded as a cost of product sales in the period the sales are recorded. The fair value of the option for the final 250,000 shares of Company common stock will be recorded as a cost of product sales when it is probable that the certain conditions will be met by NRTC. Since the exercise price of the options is not known until the exercise date, the Company will follow variable accounting for all options granted until such time as NRTC earns the options. The Company anticipates recording the fair value of the option to purchase 200,000 shares of Intek common stock on the earlier of the date the option is granted to NRTC or the date the NRTC becomes entitled to additional options based upon product purchases.

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

7.       INCOME TAXES

         The Company's benefit for the income taxes consists of the following for the three fiscal years ended September 30 ($'s in thousands):



                                                                          1998              1997            1996
                                                                 -------------     -------------   -------------
Current:
    Federal                                                         $       --       $       628      $       --
    Foreign                                                                 --               530           3,044
                                                                    ----------       -----------      ----------
    Total Current                                                   $       --       $     1,158      $    3,044
Deferred                                                                    --                --              --
                                                                    ----------        ----------       ---------
    Total                                                           $       --        $    1,158       $   3,044
                                                                    ----------        ----------       ---------
                                                                    ----------        ----------       ---------

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

         The approximate tax effect of temporary differences which gave rise to significant deferred tax assets and liabilities at September 30 are as follows ($'s in thousands):


                                                                        1998              1997            1996
                                                                    ----------       -----------       ---------
Deferred tax items (Federal, state and foreign):
    Accrued liabilities                                             $    1,634       $       690       $      --
    Allowance for doubtful accounts receivable                             140                16              --
    Amortization of Roamer One startup costs                                28                64              --
    Disallowed interest expense                                          1,256               174              --
    Depreciation                                                          (655)             (156)             --
    Depreciation (foreign)                                                  42              (178)            (63)
    Development costs (foreign)                                          1,623            (2,779)          3,275
    Equipment site reserve                                               1,011                --              --
    General provisions (foreign)                                            10                --              --
    Contributions carryforward                                               6                --              --
    Operating loss carryforwards                                        14,001             5,453              --
    Operating loss carryforwards (foreign)                               6,392             3,939             145
                                                                    ----------       -----------       ---------
                                                                        25,488             7,223           3,357
    Valuation allowance                                                (25,488)           (7,223)         (3,357)
                                                                    ----------       -----------       ---------
    Net deferred tax liability                                      $       --       $        --              --
                                                                    ----------       -----------       ---------
                                                                    ----------       -----------       ---------

         A reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate of 34 percent for the three fiscal years ended September 30 is as follows ($'s in thousands):


                                                                        1998              1997            1996
                                                                    ----------       -----------    ------------
Benefit at statutory rate                                           $  (23,797)      $    (9,573)   $     (4,125)
Statutory rate difference (foreign)                                        102               277             121
Goodwill amortization / write-off                                       12,620               729              --
Accruals                                                                 1,355               521              --
Operating losses offset by capital Gain (foreign)                        1,189                --              --
Operating losses not currently available for use
    nor available for group relief (foreign)                             2,172             3,660           1,045
Operating losses not currently available for use                         6,348             3,369              --
Other                                                                       11              (141)            (85)
                                                                    ----------       -----------    ------------
                                                                    $       --       $    (1,158)   $     (3,044)
                                                                    ----------       -----------    ------------
                                                                    ----------       -----------    ------------


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

         As a result of the above agreements, as of September 30, 1998, third party borrowings will be repaid as follows ($'s in thousands):


                  Fiscal year
                  -----------
                  1999                                 $          3,299
                  2000                                            1,615
                  2001                                              384
                  2002                                              102
                  2003                                                2
                  Thereafter                                         --
                                                       ----------------
                                                       $          5,402
                                                       ----------------
                                                       ----------------

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

         In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor which replaced all prior loan agreements. The December 1997 Facility provides the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek common stock as a result of any transaction except the direct or indirect transfer of the Intek common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. At September 30, 1998, the amount payable under the December1997 Facility totaled $30.7 million, consisting of original principal borrowings of $29.5 million and capitalized interest of approximately $1.2 million.

         As a result of the above agreements, as of September 30, 1998, related party borrowings will be repaid as follows ($'s in thousands):


                  Fiscal Year
                  ------------
                  1999                                     $         --
                  2000                                               --
                  2001                                            1,500
                  2002                                            7,500
                  2003                                           21,733
                  Thereafter                                         --
                                                           ------------
                                                                $30,733
                                                           ------------
                                                           ------------


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

         On February 6, 1997, the Company sold a series of 7.5% convertible debentures (the "February 1997 Debentures") and Warrants (the "February 1997 Warrants") to three purchasers. Net proceeds to the Company, after fees and broker's commissions, were approximately $4.0 million. The February 1997 Debentures matured on February 6, 2000 and bore interest at the rate of 7.5 percent per annum. All accrued interest was due and payable at the time the February 1997 Debentures matured or upon their conversion to Intek common stock. The debt conversion price was the lesser of $3.83 or 80% of the average closing bid price for the 5 trading days prior to conversion resulting in a discount of $0.8 million. The Company assigned value to the beneficial conversion feature and was amortizing such value to interest expense. In May 1997, the Company redeemed the February 1997 Debentures in exchange for a cash payment equal to the principal amount of the debentures plus a redemption premium of 10 percent and all accrued and unpaid interest. The unamortized balance of the beneficial conversion feature relating to the February 1997 Debentures at the date of redemption was approximately $0.4 million. The February 1997 Warrants are exercisable at $4.59 per share and are subject to customary anti-dilution adjustments. The February 1997 Warrants were estimated by the broker to have a value of $0.1 million, which was included in interest expense in fiscal 1997. All February 1997 warrants were outstanding and unexercised at September 30, 1998.

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

         A summary of the stock options issued under the 1988 Plan, the 1994 Option Plan, the 1994 Directors' Plan and the 1997 Incentive Plan, and changes during the fiscal years ended September 30 are as follows:


                                             1998                      1997                      1996
                                      -------------------       --------------------      --------------------
                                      Shares      Wtd Avg       Shares       Wtd Avg      Shares       Wtd Avg
                                      (000)       Ex Price      (000)       Ex Price       (000)       Ex Price
                                      ------      -------       ------       -------      ------       -------
Outstanding, beginning of year           735         $3.67         315          $4.16        475           $3.69
     Granted                           3,695          2.39         420           3.30         72            5.88
     Exercised                            --            --          --            225       3.80
     Forfeited                           178          3.46          --             --         --              --
     Expired                              --            --          --             --          7            1.75
                                       -----          ----       -----           ----        ---            ----
Outstanding, end of year               4,252          2.56         735           3.67        315            4.16
                                       -----          ----       -----           ----        ---            ----
Options exercisable at year-end          815          3.18         315           4.16        315            4.16
                                       -----          ----       -----           ----        ---            ----
                                       -----          ----       -----           ----        ---            ----
Weighted average fair value of
    Options granted during the year    $2.15                     $1.93                     $4.22
                                       -----                     -----                     -----
                                       -----                     -----                     -----


         The 4,251,666 options outstanding at September 30, 1998, have the following exercise prices and weighted average remaining contractual lives:


                                                                                Weighted Average
                                                                                    Remaining
                 Exercise Price                  Shares                     Contractual Life (Years)
                 --------------                  ------                     ------------------------
                        $1.688                    40,000                               9.09
                        $1.970                   800,000                               8.95
                        $2.000                   600,000                               9.89
                        $2.500                 2,005,000                               9.45
                        $3.000                   226,666                               6.28
                        $3.125                    20,000                               8.40
                        $3.190                    40,000                               9.85
                        $3.750                   230,000                               5.99
                        $4.000                   210,000                               9.67
                        $5.875                    60,000                               7.23
                        $6.125                    20,000                               8.18
                                               ---------
                                               4,251,666


         As of September 30, 1998, options available for future grant were as follows:


1988 Plan                                                5,834
1994 Stock Option Plan                                  48,000
1994 Directors' Plan                                    85,000
1997 Incentive Plan                                    695,000
                                                     ---------
                                                       833,834


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



                                                        1998                1997              1996
                                                  ----------          ----------          --------

Net loss applicable to
common shareholders:          As Reported          $(66,463)           $(26,999)           $(9,089)
                              Pro Forma             (68,941)            (27,264)            (9,393)
Net loss per share
applicable to common
shareholders (basic and
diluted):                     As Reported             (1.58)              (0.74)            (0.36)
                              Pro Forma               (1.63)              (0.75)            (0.38)


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

13.      RELATED PARTY TRANSACTIONS

         Related parties of Intek include Securicor and its ultimate parent company, the directors and officers of Intek and companies that are affiliated with Directors of the Company. Related party transactions, other than those] disclosed elsewhere in the Notes to the Consolidated Financial Statements, are disclosed below.

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

         During the fourth quarter of fiscal 1998, Intek sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor. The sale price for the ESU Assets was $8.5 million resulting in a gain of $3.1 million. Due to the related party nature of the sale, the gain was recorded as a direct increase in shareholders' equity (deficit). The sales price is subject to a post closing adjustment up to L 500,000 (approximately $800,000) if the revenue generated from the assets during the period of two years ending September 30, 2000 is less than 2 times the aggregate revenue from the assets generated during the year ending September 30, 1998.

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

16.      SEGMENT REPORTING

         During fiscal 1998, the Company restructured itself to integrate its design, manufacturing, distribution and airtime operations. The Company operates in one industry segment as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is a provider of spectrum-efficient wireless communications technology, products and services. This conclusion is based upon how the Company's chief operating decision makers view the Company's operations and how decisions are made to invest resources and to assess performance. Products include LM and non-LM based radios, and products manufactured under contract for third parties. Services include subscriber revenues, royalties, equipment rental, and non-warranty repair. All prior year segment information has been restated to reflect the current year's structure of the Company's internal organization. The Company's geographic data from continuing operations for the three fiscal years ended September 30, is presented below. Revenues are attributed to geographic areas by destination of the goods or services. Sales to European customers are reflected as European revenues. Radiocoms' sales to U.S. customers are reflected as U.S. sales.


                                                                         Revenues ($'S In Thousands)
                                                          --------------------------------------------------------
                                                              1998                   1997                   1996
                                                          ----------             ------------         ------------
GEOGRAPHIC AREAS

Domestic:
     United States                                         $  13,563               $   16,710        $          --
                                                          ----------             ------------         ------------
     To foreign affiliated                                        --                        7                   --
                                                          ----------             ------------         ------------
                                                              13,563                   16,717                   --
                                                          ----------             ------------         ------------
Foreign:
     Europe (primarily the United Kingdom)                    22,091                   25,574               23,899
     To United States affiliates                               1,649                   12,442                8,984
                                                          ----------             ------------         ------------
                                                              23,740                   38,016               32,883
                                                          ----------             ------------         ------------


Total sales between geographic areas                          (1,649)                 (12,449)              (8,984)
                                                          ----------             ------------         ------------
                                                          ----------             ------------         ------------

     Total consolidated revenues                          $   35,654             $     42,284         $     23,899
                                                          ----------             ------------         ------------
                                                          ----------             ------------         ------------

                                                                     Long Term Assets ($'S In Thousands)
                                                       ---------------------------------------------------------------
                                                              1998                   1997                   1996
                                                       ------------------     ------------------     -----------------
United States                                             $   44,270             $  70,316            $         --
United Kingdom                                                 4,636                 7,820                  16,816
                                                          ----------             ---------            ------------
     Total consolidated long term assets                  $   48,906             $  78,136            $     16,816
                                                          ----------             ---------            ------------
                                                          ----------             ---------            ------------


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




London, England                                      BAKER TILLY
24 January 1997                                      Chartered Accountants

                            INTEK GLOBAL CORPORATION
                   RADIOCOMS INCLUDED FROM OCTOBER 1, 1995 AND
        INTEK, ROAMER ONE, AND MIDLAND USA INCLUDED FROM DECEMBER 3, 1996

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               ($'s in thousands)


                                          Balance at      Charged to                                   Balance at
                                         beginning of      costs and    Charged to                       end of
                                            Period         expenses   other accounts    Deductions       period
                                        -------------     ----------- --------------  ------------    ------------
Allowance for doubtful accounts
  Fiscal 1998                           $        863            350    $         --   $        220    $        993
  Fiscal 1997                                    128            735              --             --             863
  Fiscal 1996                                    475             --              --            347             128

Restructuring reserve
  Fiscal 1998                                     --          1,613              --            189           1,424
  Fiscal 1997                                     --             --              --             --              --
  Fiscal 1996                                     --             --              --             --              --


                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                                                PAGE NO.
-----------                                                                                                --------
3.1(i)                 Articles  of   Incorporation   of  Intek  Global   Corporation   (the
                       "Registrant").                                                                           (3)

3.1(ii)                By-Laws of the Registrant.                                                               (2)

10.1                   Employment  Agreement  dated as of  September  8,  1997  between  the
                       Registrant and Robert J. Shiver.                                                         (4)

10.2                   Amendment  to  Employment  Agreement  dated as of  January  12,  1998
                       between the Registrant and Robert J. Shiver.                                             (6)

10.3                   Employment   Agreement  dated  as  of  April  21,  1997  between  the
                       Registrant and Donald Goeltz.                                                            (6)

10.4                   Employment  Agreement  dated as of  August  27,  1998  between  Intek
                       Global Corporation and George Valenti.                                                   (6)

10.5                   Employment  Agreement  dated  December 8, 1997 between the Registrant
                       and Louis Monari.                                                                        (6)

10.6                   Employment  Agreement  dated July 15, 1998 between the Registrant and
                       Robert Hardy.                                                                            (6)

10.7                   Second Amended and Restated Loan  Agreement  dated as of December 29,
                       1997,  between  Intek Global  Corporation  as Borrower and  Securicor
                       Communications Limited as Lender.                                                        (4)

10.8                   Promissory   note  dated   December  29,  1997,   in  the  amount  of
                       $29,500,000  made  by  Intek  Global  Corporation  to  the  order  of
                       Securicor Communications Limited.                                                        (4)

10.9                   Preferred  Stock  Purchase  Agreement  dated as of December 29, 1997,
                       between  Intek  Global   Corporation  and  Securicor   Communications
                       Limited.                                                                                 (4)

10.10                  Loan and Security  Agreement  dated December 24, 1997, by and between
                       Summit  Commercial/Gibraltar  Corp., as Lender and Midland USA, Inc.,
                       as Borrower.                                                                             (4)

10.11                  Subordination  Agreement  dated December 24, 1997, by and among Intek
                       Global Corporation and Summit Commercial/Gibraltar Corp.                                 (4)

10.12                  Master  Distribution  Agreement  dated  September 4, 1998 between the
                       Registrant   and  National   Rural   Telecommunications   Cooperative
                       ("NRTC").                                                                                (6)

10.13                  Auction Partitioning and License  Partitioning  Agreement between the
                       Registrant,  Intek License  Acquisition  Corp.  and NRTC dated
                       August 17, 1998.                                                                         (6)

10.14                  Amendment   to  Auction   Participation   and  License   Partitioning
                       Agreement dated November 6, 1998.                                                        (6)

10.15                  Amendment to Master  Distribution  Agreement  dated  November 6, 1998
                       between the Registrant and NRTC.                                                         (6)

10.16                  Escrow   Agreement  dated  as  of  September  10,  1998  between  the
                       Registrant and NRTC.                                                                     (6)

10.17                  Agreement  dated as of August 14, 1998  between  Securicor  Radiocoms
                       Limited and Securicor Information Systems Limited.                                       (6)

11.                    Statement re computation of per share earnings.                                          (5)

12.                    Statement re computation of ratios.                                                      (5)

13.                    Annual Report, Quarterly Report on Form 10Q.                                             (5)

16.                    Letter on change in certifying accountant.                                               (5)

18.                    Letter on change in accounting principles.                                               (5)

21                     Subsidiaries                                                                             (6)

22.                    Published report regarding matters submitted to vote.                                    (5)

23.1                   Consent of Arthur Andersen LLP                                                           (1)

23.2                   Consent of Baker Tilly                                                                   (1)

27                     Financial Data Schedule                                                                  (1)

28.                    Information from report furnished to state insurance Regulatory Authority                (5)


(1)        Included in this Report.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3) This exhibit is contained in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(4) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Commission on January 12, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(5)        Not applicable
(6) This exhibit is contained in the Registrant's Annual report on Form 10-K for the year ended September 30, 1998, filed with the Commission on December 24, 1998 (Commissiion File No. 0-9160), and incorporated herein by this reference.