Form 10-Q/A
period 1998-12-31
INTEK GLOBAL CORP
filed 1999-07-30
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1

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

                          Commission File Number 0-9160
                                                 ------

                            INTEK GLOBAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  04-2450145
          -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

                 99 Park Avenue
                 New York, NY                                   10016
     ----------------------------------------            ---------------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number:                        (212) 949-4200
                                                           --------------


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


                                                                  Three Months Ended
                                                                     December 31,
                                                           -----------------------------
                                                               1998            1997
                                                           -------------    ------------

Revenues
    Net product sales                                      $     5,353     $     8,942
    Service income                                                 621             298
                                                           -----------     -----------
Total revenues                                                   5,974           9,240

Costs and expenses:
    Cost of product sales                                        3,340           6,544
    Cost of services provided                                      988           1,008
    Sales and marketing                                          1,553           1,853
    Research and development                                       676             633
    General and administrative                                   4,030           4,011
    Depreciation and amortization                                1,393           1,329
                                                           -----------     -----------
Operating loss                                                  (6,006)         (6,138)

Other income (expense):
    Interest                                                    (1,092)           (683)
    Other                                                          (36)             16
                                                           -----------     -----------
Loss before income taxes                                        (7,134)         (6,805)
Income tax benefit                                                  --              --
                                                           -----------     -----------
Net loss                                                        (7,134)         (6,805)
Less: preferred dividends                                         (665)           (298)
                                                           -----------     -----------
Net loss applicable to common shareholders                      (7,799)         (7,103)

Other comprehensive income (loss):
    Foreign currency translation adjustments, net of tax           390              (1)
                                                           -----------     -----------
Comprehensive income (loss)                                $    (7,409)    $    (7,104)
                                                           -----------     -----------
                                                           -----------     -----------
Net loss per share applicable to common shareholders
    (basic & diluted)                                      $     (0.18)    $     (0.17)
                                                           -----------     -----------
                                                           -----------     -----------
Weighted average number of common shares outstanding
    (basic & diluted)                                       42,303,038      42,056,269
                                                           -----------     -----------
                                                           -----------     -----------

  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)

                                                                    (Unaudited)
                                                                   Dec. 31, 1998    Sept. 30, 1998
                                                                   -------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $    2,191       $     5,719
    Accounts receivable, net of allowance for doubtful accounts
      of $842 in December 1998 and $993 in September 1998                3,884             3,870
    Inventories                                                         20,511            17,677
    Deposits                                                               846             1,750
    Amounts due from related parties                                       310               396
    Prepaid expenses and other current assets                            1,503             1,796
                                                                    ----------       -----------
    Total current assets                                                29,245            31,208
                                                                    ----------       -----------
PROPERTY AND EQUIPMENT, NET                                             24,160            23,569

OTHER ASSETS:
    Note receivable                                                        140               580
    Intangible assets, net                                              20,744            20,961
    Inventory-long term                                                  3,549             3,189
    Other                                                                  612               607
                                                                    ----------       -----------
    Total other assets                                                  25,045            25,337
                                                                    ----------       -----------
TOTAL ASSETS                                                        $   78,450       $    80,114
                                                                    ----------       -----------
                                                                    ----------       -----------
CURRENT LIABILITIES:
    Accounts payable                                                     6,356             7,062
    Amounts due to related parties                                       2,930             2,499
    Accrued liabilities                                                  6,531             7,420
    Notes payable-third party                                            6,949             3,299
    Notes payable-related party                                          2,500                 -
                                                                    ----------       -----------
    Total current liabilities                                           25,266            20,280
                                                                    ----------       -----------
LONG TERM DEBT:
    Notes payable--third party                                           2,044             2,038
    Notes payable--related party                                        30,792            30,733
    Other                                                                   60                65
                                                                    ----------       -----------
    Total long term debt                                                32,896            32,836
                                                                    ----------       -----------
PREFERRED STOCK - Mandatorily Redeemable                                36,117            35,452
                                                                    ----------       -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 60,000,000 shares
      authorized 43,305,620 shares issued at December 31, 1998
      and September 30, 1998                                               433               433
    Capital in excess of par value                                     107,840           108,471
    Treasury stock, at cost, 1,002,582 shares at
      December 31, 1998 and September 30, 1998                          (2,099)           (2,099)
    Accumulated deficit                                               (120,752)         (113,618)
    Accumulated other comprehensive income--
      Currency translation adjustment                                   (1,251)           (1,641)
                                                                    ----------       -----------
    Total shareholders' equity (deficit)                               (15,829)           (8,454)
                                                                    ----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   78,450       $    80,114
                                                                    ----------       -----------
                                                                    ----------       -----------


  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               ($'s in thousands)

                                                                         Three Months Ended
                                                                             December 31,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    -------------    -------------

Cash flows from operating activities:
    Net loss                                                        $    (7,134)     $   (6,805)

    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                     1,393           1,329
    Changes in operating assets and liabilities:
        Accounts receivable and amounts due from related parties             68             821
        Deposits                                                            904              --
        Inventories                                                      (3,198)           (243)
        Income taxes receivable from related parties                         --             262
        Prepaid expenses and other current assets                           298            (556)
        Accounts payable and amounts due to related parties                (287)            297
        Accrued liabilities                                                (897)         (1,350)
        Accrued liabilities to related parties                               --            (490)
        Deferred income                                                      --            (627)
        Other                                                               (25)            (26)
                                                                     -----------     ----------
Net cash used in operating activities                                    (8,878)         (7,388)
                                                                     -----------     ----------
Cash Flows From Investing Activities:
      Proceeds from sale of marketable securities                            --           7,458
      Expenditures for property and equipment, net                       (1,690)         (1,338)
      Expenditures for FCC licenses                                        (167)            (28)
      Collection of note receivable                                         440              --
      Other                                                                  93              20
                                                                     -----------     ----------
Net cash provided by (used in) investing activities                      (1,324)          6,112
                                                                     -----------     ----------
Cash Flows From Financing Activities:
      Net change in bank overdraft                                        2,538             778
      Proceeds from long term debt                                        1,651              --
      Proceeds from long term debt-related party                          2,500           1,200
      Repayment on long and short term debt                                (441)             --
      Purchase of treasury stock                                             --             (79)
      Other                                                                  30             (15)
                                                                     -----------     ----------
      Net cash provided by financing activities                           6,278           1,884
                                                                     -----------     ----------
Effect of foreign exchange rates on cash                                    396             309
                                                                     -----------     ----------
Net increase (decrease) in cash and cash equivalents                     (3,528)            917
Cash and cash equivalents at beginning of period                          5,719           1,909
                                                                     -----------     ----------
Cash and cash equivalents at end of period                           $    2,191      $    2,826
Supplemental disclosures of cash flow information:                   -----------     ----------
                                                                     -----------     ----------
        Cash paid for interest                                       $      138      $       43
        Cash paid for income taxes                                   $       --      $       --



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

(3)      INVENTORIES

     Inventories consist of the following (in thousands):


                                                                   December 31,      September 30,
                                                                       1998             1998
                                                                   (Unaudited)
                                                                   ------------      ------------
         Raw materials                                              $    6,981       $     6,077
         Work in progress                                                2,928             2,681
         Finished goods                                                 14,151            12,108
                                                                    ----------       -----------
           Subtotal                                                     24,060            20,866

         Inventory not likely to be used or sold within one year        (3,549)           (3,189)
                                                                    ----------       -----------
           Total current inventories                                $   20,511       $    17,677
                                                                    ----------       -----------
                                                                    ----------       -----------

(4)      PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                                    Estimated       December 31,     September 30,
                                                                  Useful Lives           1998             1998
                                                                     (Years)         (Unaudited)
                                                                 -------------     -------------     -------------

         Land                                                           --          $       413       $       423
         Buildings                                                   11 to 50             2,882             2,735
         Site equipment                                                    10            16,109            15,893
         Production & test equipment                                  3 to 10             4,101             4,077
         Furniture, fixtures and computers                            3 to 10             3,181             3,190
         Equipment held for rental                                    3 to 5              3,587             2,451
                                                                                    -----------       -----------
         Total property and equipment, at cost                                           30,273            28,769
           Less accumulated depreciation                                                 (6,113)           (5,200)
                                                                                    -----------       -----------
         Net property and equipment                                                 $    24,160       $    23,569
                                                                                    -----------       -----------
                                                                                    -----------       -----------


(5)      INTANGIBLE AND LONG LIVED ASSETS

     Intangible assets consists of the following (in thousands):

                                                                                      December 31,     September 30,
                                                                                          1998              1998
                                                                                      (Unaudited)
                                                                                     -------------     -------------
         Excess of cost over fair value of net assets acquired (goodwill):
           Intek Global USA USA, Inc.                                                 $    9,755       $    9,755
           Data Express                                                                    1,386            1,386
                                                                                      ----------       ----------
                                                                                          11,141           11,141

         FCC licenses acquired from third parties                                         11,500           11,333
         Trademarks and patents                                                               81               81
                                                                                      ----------       ----------
         Total intangibles                                                                22,722           22,555
           Less accumulated amortization                                                  (1,978)          (1,594)
                                                                                      ----------       ----------
         Net intangibles                                                              $   20,744       $   20,961
                                                                                      ----------       ----------
                                                                                      ----------       ----------


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

                                                                         Revenues (Unaudited)
                                                                            3 Months Ended
                                                                              December 31
                                                                       ------------------------
                                                                         1998             1997
                                                                       -------          -------

GEOGRAPHIC AREAS
United States
    Unaffiliated                                                    $    3,568        $    3,202
    To foreign affiliates                                                   --                --
Foreign
    Europe (primarily United Kingdom)                                    2,406             6,038
    To United States affiliates                                            777                98
Total sales between geographic areas                                      (777)              (98)
                                                                    ----------        ----------
    Total Consolidated Revenues                                     $    5,974        $    9,240
                                                                    ----------        ----------
                                                                    ----------        ----------



                                                                    Long Term Assets (Unaudited)
                                                                  -------------------------------
                                                                   December 31,     September 30,
                                                                         1998              1998
                                                                  -------------     -------------

United States                                                       $   44,896       $    44,270
United Kingdom                                                           4,309             4,636
                                                                    ----------        ----------
    Total consolidated long term assets                             $   49,205       $    48,906
                                                                    ----------        ----------
                                                                    ----------        ----------


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

     The Company believes that the terms of the transactions and the agreements described below are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties. Ongoing and future transactions with related parties will be (1) on terms at least as favorable as those which the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.

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

         As a result of the above arrangements, as of December 31, 1998, related party borrowings will be repaid as follows (dollars in thousands):


                  Fiscal Year
                  -----------


                    1999                     $    --
                    2000                       2,500
                    2001                       1,500
                    2002                       7,500
                    2003                      21,792
                    Thereafter                    --
                                             -------
                                             $33,292
                                             -------
                                             -------

     During the first quarter of fiscal 1999, interest expense for related party borrowings totaled approximately $983,000.

THIRD-PARTY BORROWINGS

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

     As a result of the above agreements, as of December 31, 1998, third party borrowings will be repaid as follows ($s in thousands):


                  Fiscal Year
                  -----------

                  1999                       $ 6,950
                  2000                         1,615
                  2001                           384
                  2002                           102
                  2003                             2
                  Thereafter                      --
                                             -------
                                             $ 9,053
                                             -------
                                             -------


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



                  Fiscal Year
                  -----------

                  1999                      $ 1,743
                  2000                        1,800
                  2001                        1,041
                  2002                          329
                  2003                          149
                  Thereafter                    221
                                            -------
                                            $ 5,283
                                            -------
                                            -------


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

     The Company provides two-way 220 MHz specialized mobile radio ("SMR") services to its subscribers under the Roamer One-TM- brand name on systems utilizing the Company's patented and proprietary linear modulation technology. The Company is authorized to provide services across the U.S. and will install sites relative to customer requirements. The Company's SMR sites, including four major regional and national markets, are referred to herein as the Intek Global USA Network. The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the Intek Global USA Network. Additionally, the Company licenses LM Technology and has developed, and continues to develop, new products utilizing LM Technology for other frequency bands with a focus on the worldwide need for spectrum efficiency. The Company, through its various subsidiaries, designs, develops, manufactures and distributes land mobile radio products including those utilizing LM Technology and licenses.

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

     During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000, as a result of management's approval of plans to consolidate and relocate certain administrative services functions and to eliminate and deconstruct certain communications sites related to its air time services product line. See Note 3 to the financial statements included in the Company's Annual Report on Form 10-K for additional discussions of the restructuring charge and the Cash Flow section of this MD&A for a summary of activities relating to the resulting reserve.

     During the fourth quarter of 1998, the Company determined that the recovery of the carrying value of its goodwill related to the Radiocoms Acquisition was not recoverable. Accordingly the Company recorded a non-cash charge of $34.4 million to write-off the goodwill. See Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for additional discussion of the charge.

     RESULTS OF OPERATIONS

     The Company operates in a single industry segment: provision of spectrum-efficient wireless communication technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.

     During the fourth quarter of fiscal 1998, Intek Global sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor. The three months ended December 31, 1997 include the results of ESU, while the three months ended December 31, 1998 do not include the results of ESU.


THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 1997

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

     In November 1998, Intek Global announced a strategic alliance with NRTC to develop jointly 220 MHz narrowband business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. To date, a binding master purchase order for $5.0 million of products has been issued by NRTC. Subsequent to December 31, 1998 a specific draw of $1.2 million was issued by NRTC against the master purchase order. See "Liquidity and Capital Resources--Future Capital Needs and Resources".

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

     During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000, as a result of its strategy plan which included plans to consolidate and relocate certain administrative services functions and to deconstruct certain communications sites related to its air time services product line. See Note 3 to the financial statements included in the Company's Annual Report on Form 10-K for additional discussions of the restructuring charge and the resulting restructuring reserve. Activities related to the restructuring reserve are summarized as follows (in thousands):


                                           STAFF        OFFICE LEASE      SITE LEASE       EQUIPMENT
                                         REDUCTIONS     TERMINATIONS     TERMINATIONS       REMOVAL         TOTAL
                                       --------------- ---------------- --------------- ---------------- -------------
    Balance at September 30, 1998           $653             $175            $423             $173          $1,424
Cash payments                               (290)             (48)            (98)             (24)           (460)
                                       --------------- ---------------- --------------- ---------------- -------------
    Balance at December 31, 1998            $363             $127            $325             $149          $  964
                                       --------------- ---------------- --------------- ---------------- -------------
                                       --------------- ---------------- --------------- ---------------- -------------

     The remaining balance of the restructuring reserve at December 31, 1998, is expected to be paid out in fiscal 1999.

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

     At December 31, 1998, NRTC was entitled to receive an option to purchase 200,000 shares of Company common stock and had not earned an entitlement to any portion of an additional option based upon product sales. Since the option to purchase 200,000 shares of Intek common stock had not yet been granted to NRTC at December 31, 1998, and the fair value of the option was not deemed to be material to the Company's consolidated balance sheet or statement of operations and comprehensive income the Company had not recorded the fair value of the option. The Company anticipates recording the fair value of the option to purchase 200,000 shares of Company common stock on the earlier of the date the option is granted to NRTC or the date the NRTC becomes entitled to additional options based upon product purchases.

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



DATED:   July 29, 1999


INTEK GLOBAL CORPORATION



By:      /s/ George A. Valenti
         ---------------------------------------
         George A. Valenti
         Chief Financial Officer