Form 10-Q/A
period 1999-03-31
INTEK GLOBAL CORP
filed 1999-07-30
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1999

                                       OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                          ----------                 ----------

                          Commission File Number 0-9160

                            INTEK GLOBAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                   04-2450145
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     99 Park Avenue                                               10016
     New York, NY
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number:                      (212) 949-4200

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
                       AND COMPREHENSIVE LOSS (Unaudited)
             ($'s in thousands, except share and per share amounts)

                                                 Three Months Ended March 31,                  Six Months Ended March 31,
                                                      1999                 1998                1999                 1998
 Revenues
    Net product sales                            $         5,990      $        5,016     $         11,343     $         14,055
     Service income                                          802               3,027                1,423                3,228
                                                 ----------------     ---------------    -----------------    ------------------

Total revenues                                   $         6,792      $        8,043     $         12,766     $         17,283

Costs and expenses:
     Cost of product sales                                 4,628               3,890                7,968               10,434
     Cost of services provided                             1,251               2,602                2,239                3,610
     Sales and marketing                                   1,428               2,229                2,981                4,082
     Research and development                                413                 532                1,089                1,165
     General and administrative                            3,746               3,937                7,776                7,948
     Depreciation and amortization                         1,413               1,619                2,806                2,948
     Strategic planning charges                              336                                      336
                                                 ----------------     ---------------    -----------------    ------------------

Operating loss                                   $       (6,423)      $      (6,766)     $       (12,429)     $        (12,904)

Other income (expense):
     Interest                                            (1,410)               (721)              (2,502)               (1,404)
     Other                                                  (69)                  15                (105)                    31
                                                 ----------------     ---------------    -----------------    ------------------

Loss before income taxes                         $       (7,902)      $      (7,472)     $       (15,036)              (14,277)
Income tax benefit                                             -                   -                    -
                                                 ----------------     ---------------    -----------------    ------------------

Net loss                                         $       (7,902)      $      (7,472)     $       (15,036)     $        (14,277)
Less:  preferred dividends                                 (657)               (295)              (1,322)                 (593)

                                                 ----------------     ---------------    -----------------    ------------------
Net loss applicable to common shareholders       $       (8,559)      $      (7,767)     $       (16,358)     $        (14,870)

Other comprehensive income (loss):
     Foreign currency translation adjustments,
     net of tax                                            (342)               (171)                   48                 (172)
                                                 ----------------     ---------------    -----------------    ------------------

Comprehensive income (loss)                      $       (8,901)      $      (7,938)     $      (16,310)      $        (15,042)

                                                 ----------------     ---------------    -----------------    ------------------
                                                 ----------------     ---------------    -----------------    ------------------
Net loss per share applicable to common
  Shareholders
     (basic & diluted)                           $        (0.21)      $       (0.18)     $        (0.38)      $          (0.35)

                                                 ----------------     ---------------    -----------------    ------------------
                                                 ----------------     ---------------    -----------------    ------------------
Weighted average number of common
  Shares outstanding
     (basic & diluted)                                42,303,038          42,201,852           42,303,038            42,128,258
                                                 ----------------     ---------------    -----------------    ------------------
                                                 ----------------     ---------------    -----------------    ------------------

         The accompanying notes are an integral part of these consolidated statements.

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)

                                                                                      (Unaudited)            Sept. 30,
                                                                                      Mar. 31, 1999            1998
                                                                                      -----------------    --------------
CURRENT ASSETS::
     Cash and cash equivalents                                                          $        2,311     $        5,719
     Accounts receivable, net of allowance for doubtful accounts of $342 at
       March 31, 1999 and $993 at September 30, 1998                                             4,270             3,870
     Inventories                                                                                20,444            17,677
     Deposits                                                                                       73             1,750
     Amounts due from related parties                                                              246               396
     Prepaid expenses and other current assets                                                   2,001             1,796
                                                                                      -----------------    --------------

     Total current assets:                                                                      29,345            31,208
                                                                                      -----------------    --------------

PROPERTY AND EQUIPMENT, NET                                                                      23,584           23,569

OTHER ASSETS:
     Note receivable                                                                               142               580
     Intangible assets, net                                                                     27,219            20,961
     Inventory-long term                                                                         3,549             3,189
     Other                                                                                         695               607
                                                                                      -----------------    --------------

     Total other assets                                                                         31,605            25,337
                                                                                      -----------------    --------------

TOTAL ASSETS                                                                            $       84,534     $       80,114
                                                                                      -----------------    --------------
                                                                                      -----------------    --------------

CURRENT LIABILITIES:
     Accounts payable                                                                  $         6,866     $        7,062
     Amounts due to related parties                                                              3,979             2,499
     Accrued liabilities                                                                         5,097             7,420
     Notes payable-third party                                                                   7,444             3,299
     Notes payable-related party                                                                17,500                 -
                                                                                      -----------------    --------------

     Total current liabilities                                                                  40,886            20,280
                                                                                      -----------------    --------------

LONG TERM DEBT:
     Notes payable - third party                                                                   547             2,038
     Notes payable - related party                                                              30,839            30,733
     Other                                                                                          56                65
                                                                                      -----------------    --------------
     Total long term debt                                                                       31,442            32,836
                                                                                      -----------------    --------------

PREFERRED STOCK - Mandatorily Redeemable                                                        36,774            35,452
                                                                                      -----------------    --------------

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value, 60,000,000 shares authorized 43,305,620 shares                 433               433
         issued at March 31, 1999 and September 30, 1998
     Capital in excess of par value                                                            107,321           108,471
     Treasury stock, at cost, 1,002,582 shares at March 31, 1999 and September 30,             (2,099)           (2,099)
         1998
     Accumulated deficit                                                                     (128,606)         (113,618)
Accumulated other comprehensive income - currency translation adjustment                       (1,617)           (1,641)
                                                                                      -----------------    --------------
Total shareholders' equity (deficit)                                                          (24,568)           (8,454)
                                                                                      -----------------    --------------
                                                                                                84,534            80,114
                                                                                      -----------------    --------------
                                                                                      -----------------    --------------

         The accompanying notes are an integral part of these consolidated statements.

                            INTEK GLOBAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               ($'S IN THOUSANDS)


                                                                                                  SIX MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              1999               1998
                                                                                              ----               ----
Cash Flows From Operating Activities:
Net loss                                                                                 $     (15,036)      $     (14,277)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                     2,806               2,948
Interest added to principal                                                                                           2,170
Stock option expense                                                                                317                  --

Changes in operating assets and liabilities:
Accounts receivable and amounts due from related parties                                          (249)               2,994
Deposits                                                                                          1,677                  --
Inventories                                                                                     (3,097)                 700
Income taxes receivable from related parties                                                         --                 261
Prepaid expenses and other current assets                                                         (208)               (376)
Accounts payable and amounts due to related parties                                               1,101               (161)
Accrued liabilities                                                                             (2,242)               1,709
Accrued liabilities to related parties                                                               --                 304
Deferred income                                                                                      --               (724)
Other                                                                                             (447)                (57)
                                                                                         ---------------    ----------------

Net cash used in operating activities                                                          (15,378)             (4,509)
                                                                                         ---------------    ----------------

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities                                                          --               7,458
Expenditures for property and equipment, net                                                    (2,192)             (3,453)
Expenditures for FCC licenses                                                                   (7,017)             (5,707)
Collection of note receivable                                                                       440                 116
Other                                                                                               438               (222)
                                                                                         --------------- -- ----------------

Net cash used in investing activities                                                           (8,331)             (1,808)
                                                                                         --------------- -- ----------------

Cash Flows From Financing Activities:
Net change in bank overdraft                                                                      3,083                 893
Proceeds from short term debt                                                                     1,633               2,915
Proceeds from long term debt                                                                         --               1,656
Proceeds from notes payable-related party                                                        17,186               2,000
Repayment on long and short term debt                                                           (1,993)                   -
Purchase of treasury stock                                                                           --             (1,329)
Other                                                                                               309               (277)
                                                                                         ---------------    ----------------

Net cash provided by financing activities                                                        20,219               5,858
                                                                                         ---------------    ----------------

Effect of foreign exchange rates on cash                                                             82                  18
                                                                                         ---------------    ----------------

Net decrease in cash and cash equivalents                                                       (3,408)               (441)
Cash and cash equivalents at beginning of period                                                  5,719               1,909

Cash and cash equivalents at end of period                                               $        2,311      $        1,468
                                                                                         ---------------    ----------------
                                                                                         ---------------    ----------------
Supplemental disclosures of cash flow information:
Cash paid for interest                                                                   $           210    $             60
Cash paid for income taxes                                                               $                  $


         The accompanying notes are an integral part of these consolidated statements.

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

(2)      FINANCIAL INSTRUMENTS

         The Company's management believes that fair value of all financial instruments approximates carrying value. The Company is exposed to foreign currency exchange risk related to non-LM technology inventory purchased from its Japanese supplier. The Company periodically enters into foreign currency forward contracts to minimize the impact of currency movements on firm purchase commitments from this supplier. The counter party for these instruments is a major financial institution. The Company accounts for these foreign currency forward contracts using hedge accounting. The terms of the derivatives are set to approximate the inventory purchase dates. The Company regularly monitors its foreign currency exposures and ensures that the total amount of the foreign currency forward contracts do not exceed the firm purchase commitments subject to foreign exchange risk. Gains and losses on the foreign currency forward contracts are deferred and recognized when the related inventory purchases are recorded. The Company does not enter into derivative financial instruments for trading or speculative purposes. Details of the hedging of firm foreign commitments as of March 31, 1999 follows:

                                                                                                    MARCH 31, 1999
                                                                                             (Y'S AND $'S IN THOUSANDS):
                                                                                           ---------------------------------
Firm foreign purchase commitments                                                                     Y 144,345
Outstanding hedge contracts                                                                             20,000
                                                                                           ---------------------------------
Unhedged position                                                                                     Y 124,345
                                                                                           ---------------------------------
                                                                                           ---------------------------------
Unhedged position                                                                                      $ 1,058
                                                                                           ---------------------------------
                                                                                           ---------------------------------
Outstanding hedge contracts at contract rate                                                            $ 172
Outstanding hedge contracts at fair value                                                               $ 170
(based upon market prices at balance sheet date)

(3)      INVENTORIES

                                                                                          MARCH 31, SEPTEMBER 30
                                                                                        1999                 1998
                                                                                        ----                 ----
Inventories consist of the following (in thousands):                                           (UNAUDITED)
Raw materials                                                                      $        5,820      $          6,077
Work in progress                                                                            2,995                 2,681
Finished goods                                                                             15,178                12,108
                                                                                   ---------------     -----------------
  Subtotal                                                                                 23,993                20,866
Inventory not likely to be used or sold within one year                                    (3,549)               (3,189)
                                                                                   ---------------     -----------------
  Total current inventories                                                        $       20,444      $         17,677
                                                                                   ---------------     -----------------
                                                                                   ---------------     -----------------

(4)      PROPERTY AND EQUIPMENT


Property and equipment consists of the           ESTIMATED
following (in thousands):                       USEFUL LIVES
                                                                             MARCH 31, 1999       SEPTEMBER 30, 1998
                                                                                          (UNAUDITED)
Land                                                                        $         401          $           423
Buildings                                         11 to 50                          2,908                    2,735
Site equipment                                       10                            16,294                   15,893
Production & test equipment                       3 to 10                           4,088                    4,077
Furniture, fixtures and computers                 3 to 10                           3,275                    3,190
Equipment held for rental                          3 to 5                           3,645                    2,451
                                                                         -------------------      ---------------------
Total property and equipment, at cost                                              30,611                   28,769
             Less accumulated depreciation                                        (7,027)                  (5,200)
Net property and equipment                                                  $      23,584           $       23,569
                                                                         -------------------      ---------------------
                                                                         -------------------      ---------------------

(5)      INTANGIBLE AND LONG LIVED ASSETS

                 INTANGIBLE ASSETS CONSISTS OF THE FOLLOWING
                                (IN THOUSANDS):


                                                                                          MARCH 31, SEPTEMBER 30,
                                                                                          1999                1998
                                                                                          ----                ----
                                                                                                (UNAUDITED)
Excess of cost over fair value of net assets acquired (goodwill):
  Intek Global USA, Inc.                                                             $        9,755      $         9,755
  Data Express                                                                                1,386               1,386
                                                                                     ---------------     ---------------
                                                                                             11,141              11,141
FCC licenses acquired from third parties                                                     18,351              11,333
Trademarks and patents                                                                           81                  81
                                                                                     ---------------     ---------------
Total intangibles                                                                            29,573              22,555
  Less accumulated amortization                                                             (2,354)             (1,594)
                                                                                     ---------------     ---------------
Net intangibles                                                                      $       27,219      $       20,961
                                                                                                                   -
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

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


                                                                                                REVENUES
                                                                                              (UNAUDITED)
                                                                                        6 MONTHS ENDED MARCH 31
                                                                                      1999                   1998
                                                                                      ----                   ----
Geographic Areas
United States                                                                   $          7,225      $             6,294
         Unaffiliated
         To foreign affiliates                                                             5,541                   10,989

Foreign
         Europe (primarily United Kingdom)
         To United States affiliates                                                       3,154                    1,616
Total sales between geographic areas                                                     (3,154)                  (1,616)
                                                                                -----------------    ---------------------
         Consolidated Revenues                                                   $        12,766       $           17,283
                                                                                -----------------    ---------------------
                                                                                -----------------    ---------------------


                                                                                            LONG TERM ASSETS
                                                                                              (UNAUDITED)
                                                                                  MARCH 31,        SEPTEMBER 30,
                                                                                    1999                1999
                                                                                    ----                ----
United States                                                                   $         51,096       $           44,270
United Kingdom                                                                             4,093                    4,636
                                                                                -----------------    ---------------------
Total consolidated long term assets                                             $         55,189      $             8,906
                                                                                -----------------    ---------------------
                                                                                -----------------    ---------------------

(7)      RELATED PARTY TRANSACTIONS

         Related parties of Intek Global include Securicor Communications Limited ("Securicor"), a corporation formed under the laws of England and Wales, and its ultimate parent company, the directors and officers of Intek Global and companies that are affiliated with Directors of the Company. Related party transactions, other than those disclosed elsewhere in the Notes to the Consolidated Financial Statements and in the Company's annual report on Form10-K, are disclosed below. The Company believes that the terms of the transactions and the agreements described below are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties. On-going and future transactions with related parties will be (1) on terms at least as favorable as those which the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.

         SECURICOR

         Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed to obtain certain support and administrative services for SEL from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its owner ship of SEL during fiscal 1997. During fiscal 1997, approximately $0.7 million of support and administrative service costs (including services of Edmund Hough, Intek Global's former Chief Executive Officer) were billed to Intek Global by Securicor. As of March 31, 1999, these costs remained unpaid by Intek Global.

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

(8)      DEBT

RELATED PARTY BORROWINGS

         In December 1997, the Company entered into a loan agreement ("December1997 Facility") with Securicor replacing all prior loan agreements providing the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek Global common stock as a result of any transaction except the direct or indirect transfer of the Intek Global common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. The December 1997 Facility contains a consolidated net worth covenant with which Securicor waived compliance until April 2000. Absent such waiver, as of March 31, 1999, the Company would not be in compliance with such covenant. The amount payable under the December 1997 Facility totaled $33.7 million at March 31, 1999,consisting of original principal borrowings of $29.5 million, capitalized interest of approximately $1.2 million and accrued interest payable of approximately $3.0 million.

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

         As a result of the above arrangements, as of March 31, 1999, related party borrowings will be repaid as follows (dollars in thousands):

                              FISCAL YEAR
                              1999                                                $1,092
                              2000                                                17,840
                              2001                                                 1,500
                              2002                                                 7,500
                              2003                                                24,386
                              Thereafter                                              --
                                                                                 $52,318
                                                                          ---------------
                                                                          ---------------

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

         In August 1998, the Company entered into a purchase agreement with ComTech. The purchase price paid by the Company to ComTech included a three-year promissory note in the amount of $408,039, bearing interest at the rate of 9%per annum. The note principal is payable in two installments in fiscal 2000 and 2001.

         SEL has an overdraft agreement of 2.0 million pounds sterling (approximately U.S. $3.2 million) with a bank. Borrowings under the Agreement are unsecured at an adjustable rate of 1% over the prevailing U.K. base rate for borrowings up to the agreement limit. Borrowings in excess of the agreement limit are at 23%. The rate at March 31, 1999 was 6.5%. The Company uses the overdraft Facility for borrowings for working capital. As of March 31, 1999,there was indebtedness of approximately $3.7 million under this overdraft agreement.

         In addition, the Company has other borrowings related primarily to the acquisition of property and equipment from third parties in the aggregate amount of $367,000 at March 31, 1999.

         As a result of the above agreements, as of March 31, 1999, third party borrowings will be repaid as follows ($'s in thousands):

                                                FISCAL YEAR
                                                1999                                  $      3,659
                                                2000                                         3,952
                                                2001                                           350
                                                2002                                            83
                                                2003                                             3
                                                Thereafter                                      --
                                                                                      ------------
                                                                                      $      8,047
                                                                                      ------------
                                                                                      ------------

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


                            FISCAL YEAR
                            1999                                                $1,777
                            2000                                                 1,891
                            2001                                                 1,174
                            2002                                                   381
                            2003                                                   162
                            Thereafter                                             237
                                                                     ------------------
                                                                                $5,622
                                                                     ------------------
                                                                     ------------------

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

         The Company expects to incur operating losses and experience a negative cash flow from operations for at least one year, primarily because expenses related to the build out of the Intek Global USA Network and the investment required to build the Intek Global USA subscriber base continues to exceed revenue. There can be no assurance that additional financing will be available on reasonable terms or at all.

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

         During the fourth quarter of 1998, the Company determined that the recovery of the carrying value of its goodwill related to the Radiocoms Acquisitions was not recoverable. Accordingly the Company recorded a non-cash charge of $34.4 million to write-off the goodwill. See Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for additional discussion of the charge.

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

SIX MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO SIX MONTH PERIOD ENDED MARCH 31, 1998

REVENUES

         OVERVIEW

         Total revenues decreased by $4,517,000 (26%) from $17,283,000 during the first six months of fiscal 1998 to $12,766,000 during the first six months of fiscal 1999. Total ESU sales during the first six months of fiscal 1998, were $5,936,000. After adjusting for the impact of the ESU business, total revenues increased by $1,419,000 (13% ) for the six month period. The increase was primarily due to increased service revenues ($901,000) and contract manufacturing ($454,000).

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

         In November 1998, Intek Global announced a strategic alliance with NRTC to develop jointly 220 MHz narrow band business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. To date, a binding master purchase order for $5.0 million of products has been issued by NRTC. As of March 31, 1999, approximately $490,000 of revenues have been recognized relating to the master purchase order.
See "Liquidity and Capital Resources -- Future Capital Needs and Resources".

SERVICE INCOME

         Service revenues decreased by $1,805,000 (56%) from $3,228,000 during the first six months of fiscal 1998 to $1,423,000 during the first six months of fiscal 1999 before accounting for the impact of the disposed ESU business. After adjustment for the ESU disposition, service revenues increased by $901,000 (173%) in the first six months of fiscal 1999 versus the same period in fiscal1998.

         Subscriber revenues generated by Intek Global USA were $568,000 for the first half of fiscal 1999, an increase of $388,000 compared to $180,000 for the first half of fiscal 1998.

         Other service income includes royalties, equipment rental and non-warranty repair. These revenues for the first six months of fiscal 1999 were$855,000, compared to $2,757,000 for the first six months of fiscal 1998. ESU accounted for $2,415,000 of the total other service income in fiscal 1998. After adjusting for the impact of ESU, non-subscriber income increased $513,000 in fiscal 1999 primarily due to non-warranty repair income, equipment rental revenues, and technology transfer fees.

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

OTHER OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses decreased by $1,101,000 (27%) from $4,082,000 during the first half of fiscal 1998 (24% revenues) to $2,981,000during the first half of fiscal 1999 (23% revenues). The decrease is due to are direction of the Company's marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash has been borrowings from Securicor. On January 19, 1999, Securicor filed an amendment to its Schedule13-D and disclosed that it was considering various alternatives relating to its equity and debt investments in the Company, that it retained an investment banker and that it would request due diligence information from the Company. The Company formed a special committee to evaluate any proposals which may be forthcoming and the special committee retained an investment advisor to assist it.

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

         During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000, as a result of management's approval of plans to consolidate and relocate certain administrative services functions and to eliminate and deconstruct certain communications site related to its air time services product line. See Note 3 to the financial statements included in the Company's Annual Report on Form 10-K for additional discussions of the restructuring charge and the resulting restructuring reserve. Activities related to the restructuring reserve are summarized as follows (in thousands):




                                              Staff         Office Lease    Site Lease       Equipment
                                              Reductions    Terminations    Terminations     Removal         Total
                                              ------------- --------------- ---------------- --------------- ---------
Balance at September 30, 1998                 $653          $175            $423             $173            $1,424
Cash Payments                                 (290)         (48)            (98)             (24)            (460)
                                              ------------- --------------- ---------------- --------------- ---------
Balance at December 31, 1998                  $363          $127            $325             $149            $964

Cash payments                                 (269)         (26)            (88)             (18)            (401)
                                              ------------- --------------- ---------------- --------------- ---------
Balance at March 31, 1999                     $94           $(101)          $237             $131            $563
                                              ------------- --------------- ---------------- --------------- ---------
                                              ------------- --------------- ---------------- --------------- ---------

         The remaining balance of the restructuring reserve at March 31, 1999, is expected to be paid out by the end of fiscal 1999.

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

         DATED:   July 29, 1999

         INTEK GLOBAL CORPORATION



         By:      /s/ George A. Valenti
                  - - - - - - - - - - - - - - - -
                  George A. Valenti
                  Chief Financial Officer