Form 10-Q
period 1999-06-30
INTEK GLOBAL CORP
filed 1999-08-16
CIK 50977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1999

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

     The number of shares outstanding of Registrant's Common Stock, $0.01 par value, as of August 13, 1999, is 42,303,038 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          INTEK GLOBAL CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (Unaudited)
             ($'s in thousands, except share and per share amounts)

                                                                 Three Months Ended                       Nine Months Ended
                                                                       June 30,                               June 30,
                                                           --------------------------------        --------------------------------
                                                                1999               1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenues
    Net product sales                                      $      7,772        $      7,292        $     19,115        $     21,347
    Service income                                                  956               1,920               2,379               5,148
                                                           ------------        ------------        ------------        ------------
Total revenues                                                    8,728               9,212              21,494              26,495

Costs and expenses:
    Cost of product sales                                         6,056               5,132              14,024              15,566
    Cost of services provided                                     1,206               1,772               3,445               5,382
    Sales and marketing                                           1,726               2,659               4,707               6,741
    Research and development                                        529                 226               1,618               1,391
    General and administrative                                    3,915               3,984              11,691              11,932
    Depreciation and amortization                                 1,578               1,746               4,384               4,694
    Strategic planning charges                                      832                   -               1,168                   -
    Restructuring charges                                             -               1,613                   -               1,613
                                                           ------------        ------------        ------------        ------------
Operating loss                                                   (7,114)             (7,920)            (19,543)            (20,824)

Other income (expense):
    Interest                                                     (1,638)             (1,076)             (4,140)             (2,486)
    Other                                                           (68)                (41)               (173)                 (4)
                                                           ------------        ------------        ------------        ------------
Loss before income taxes                                         (8,820)             (9,037)            (23,856)            (23,314)
Income tax benefit                                                    -                   -                   -                   -
                                                           ------------        ------------        ------------        ------------
Net loss                                                         (8,820)             (9,037)            (23,856)            (23,314)
Less: preferred dividends                                          (661)               (306)             (1,983)               (899)
                                                           ------------        ------------        ------------        ------------
Net loss applicable to common shareholders                       (9,481)             (9,343)            (25,839)            (24,213)

Other comprehensive loss:
    Foreign currency translation adjustments, net of tax             (2)               (186)                 46                (358)
                                                           ------------        ------------        ------------        ------------
Comprehensive loss                                         $     (9,483)       $     (9,529)       $    (25,793)       $    (24,571)
                                                           ============        ============        ============        ============
Net loss per share applicable to common shareholders
    (basic & diluted)                                      $      (0.22)       $      (0.22)       $      (0.61)       $      (0.58)
                                                           ============        ============        ============        ============
Weighted average number of common shares outstanding
    (basic & diluted)                                        42,303,038          42,034,600          42,303,038          42,097,043
                                                           ============        ============        ============        ============


  The accompanying notes are an integral part of these consolidated statements

                            INTEK GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             ($'s in thousands, except share and per share amounts)

                                                                                    (Unaudited)
                                                                                   June 30, 1999       Sept. 30, 1998
                                                                                   -------------       --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   1,722           $   5,719
    Accounts receivable, net of allowance for doubtful accounts
      of $227 at June 30, 1999 and $993 at September 30, 1998                              4,536               3,870
    Inventories                                                                           17,712              17,677
    Deposits                                                                                 198               1,750
    Amounts due from related parties                                                         364                 396
    Prepaid expenses and other current assets                                              1,724               1,796
                                                                                       ---------           ---------
    Total current assets                                                                  26,256              31,208
                                                                                       ---------           ---------
PROPERTY AND EQUIPMENT, NET                                                               23,563              23,569

OTHER ASSETS:
    Note receivable                                                                          146                 580
    Intangible assets, net                                                                26,767              20,961
    Inventory-long term                                                                    3,835               3,189
    Other                                                                                    759                 607
                                                                                       ---------           ---------
    Total other assets                                                                    31,507              25,337
                                                                                       ---------           ---------
TOTAL ASSETS                                                                           $  81,326           $  80,114
                                                                                       =========           =========
CURRENT LIABILITIES:
    Accounts payable                                                                   $   6,018           $   7,062
    Amounts due to related parties                                                         1,089               2,499
    Accrued liabilities                                                                    4,556               7,420
    Deferred Income                                                                          570                   -
    Notes payable-third party                                                              6,841               3,299
    Notes payable-related party                                                           23,431                   -
                                                                                       ---------           ---------
    Total current liabilities                                                             42,505              20,280
                                                                                       ---------           ---------
LONG TERM DEBT:
    Notes payable - third party                                                              481               2,038
    Notes payable - related party                                                         34,280              30,733
    Other                                                                                     52                  65
                                                                                       ---------           ---------
    Total long term debt                                                                  34,813              32,836
                                                                                       ---------           ---------
PREFERRED STOCK - Mandatorily Redeemable                                                  37,434              35,452
                                                                                       ---------           ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 60,000,000 shares authorized
      43,305,620 shares issued at June 30, 1999 and September 30, 1998                       433                 433
    Capital in excess of par value                                                       106,961             108,471
    Treasury stock, at cost, 1,002,582 shares at June 30, 1999
      and September 30, 1998                                                              (2,099)             (2,099)
    Accumulated deficit                                                                 (137,428)           (113,618)
    Accumulated other comprehensive income -
      currency translation adjustment                                                     (1,293)             (1,641)
                                                                                       ---------           ---------
    Total shareholders' equity (deficit)                                                 (33,426)             (8,454)
                                                                                       ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  81,326           $  80,114
                                                                                       =========           =========


  The accompanying notes are an integral part of these consolidated statements

                           INTEK GLOBAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              ($'s in thousands)

                                                                                               Nine months Ended
                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                           1999               1998
                                                                                         --------           --------
Cash Flows From Operating Activities:
    Net loss                                                                             $(23,856)          $(23,314)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         4,384              4,694
      Interest added to principal                                                           4,478              3,473
      Stock option expense                                                                    480                  -

      Changes in operating assets and liabilities:
      Accounts receivable and amounts due from related parties                               (641)             3,968
      Deposits                                                                              1,552                  -
      Inventories                                                                          (2,306)               314
      Prepaid expenses and other current assets                                                79                (60)
      Accounts payable and amounts due to related parties                                  (2,820)              (861)
      Accrued liabilities                                                                  (2,841)             1,178
      Deferred income                                                                         570               (668)
      Other                                                                                  (296)             1,624
                                                                                         --------           --------
Net cash used in operating activities                                                     (21,217)            (9,652)
                                                                                         --------           --------
Cash Flows From Investing Activities:
    Proceeds from sale of marketable securities                                                 -              7,458
    Expenditures for property and equipment, net                                           (1,703)            (4,964)
    Expenditures for FCC licenses                                                          (7,221)            (7,946)
    Collection of note receivable                                                             440                 29
    Other                                                                                      (6)               (16)
                                                                                         --------           --------
Net cash used in investing activities                                                      (8,490)            (5,439)
                                                                                         --------           --------
Cash Flows From Financing Activities:
    Net change in bank overdraft                                                            2,903                934
    Proceeds from short term debt                                                           1,215              2,773
    Proceeds from long term debt                                                                -              1,312
    Proceeds from notes payable-related party                                              22,621             11,530
    Repayment on long and short term debt                                                  (2,029)                 -
    Purchase of treasury stock                                                                  -             (1,329)
    Other                                                                                     528                 (6)
                                                                                         --------           --------
    Net cash provided by financing activities                                              25,238             15,214
                                                                                         --------           --------
Effect of foreign exchange rates on cash                                                      472                (92)
                                                                                         --------           --------
Net (decrease) increase in cash and cash equivalents                                       (3,997)                31
Cash and cash equivalents at beginning of period                                            5,719              1,909
                                                                                         --------           --------
Cash and cash equivalents at end of period                                               $  1,722           $  1,940
                                                                                         ========           ========
Supplemental disclosures of cash flow information:
      Cash paid for interest                                                             $    220           $    202
      Cash paid for income taxes                                                         $      -           $      -


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

         Details of the hedging of firm foreign commitments as of June 30, 1999 follows ((Y)'s and $'s in thousands):

                                                                   June 30, 1999
                                                                   -------------
         Firm foreign purchase commitments                         Y     188,271
         Outstanding hedge contracts                                           -
                                                                   -------------
         Unhedged position                                         Y     188,271
                                                                   -------------
                                                                   -------------
         Unhedged position                                         $       1,557
                                                                   -------------
                                                                   -------------
         Outstanding hedge contracts at contract rate              $           -
         Outstanding hedge contracts at fair value                 $           -
               (based upon market prices at balance sheet date)


(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                                                    June 30,       September 30,
                                                                      1999             1998
                                                                   (Unaudited)
                                                                 -------------     -------------
         Raw materials                                              $    5,916       $     6,077
         Work in progress                                                1,662             2,681
         Finished goods                                                 13,969            12,108
                                                                 -------------     -------------
         Subtotal                                                       21,547            20,866

         Inventory not likely to be used or sold within one year        (3,835)           (3,189)
                                                                 -------------     -------------
           Total current inventories                                $   17,712       $    17,677
                                                                 =============     =============

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                    Estimated          June 30,      September 30,
                                                                  Useful Lives           1999            1998
                                                                     (Years)         (Unaudited)
                                                                 -------------     -------------     -------------
         Land                                                                -       $       392       $       423
         Buildings                                                    11 to 50             2,877             2,735
         Site equipment                                                     10            16,739            15,893
         Production & test equipment                                   3 to 10             4,007             4,077
         Furniture, fixtures and computers                             3 to 10             3,312             3,190
         Equipment held for rental                                      3 to 5             4,233             2,451
                                                                                   -------------     -------------
         Total property and equipment, at cost                                            31,560            28,769
           Less accumulated depreciation                                                  (7,997)           (5,200)
                                                                                   -------------     -------------
         Net property and equipment                                                  $    23,563       $    23,569
                                                                                   =============     =============


(5)      INTANGIBLE AND LONG LIVED ASSETS

         Intangible assets consists of the following (in thousands):

                                                                    June 30,       September 30,
                                                                      1999              1998
                                                                   (Unaudited)
                                                                 -------------     -------------
         Excess of cost over fair value of net
          assets acquired (goodwill):
           Intek Global USA, Inc.                                   $    9,755       $     9,755
           Data Express                                                  1,386             1,386
                                                                 -------------     -------------
                                                                        11,141            11,141

         FCC licenses acquired from third parties                       18,391            11,333
         Trademarks and patents                                             81                81
                                                                 -------------     -------------
         Total intangibles                                              29,613            22,555
           Less accumulated amortization                                (2,846)           (1,594)
                                                                 -------------     -------------
         Net intangibles                                            $   26,767       $    20,961
                                                                 =============     =============

(6)      SEGMENT REPORTING

         During fiscal 1998, the Company restructured itself to integrate its design, manufacturing, distribution and airtime operations. The Company operates in one industry segment as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is a provider of spectrum-efficient wireless communications technology, products and services. This conclusion is based upon how the Company's chief operating decision makers view the Company's operations and how decisions are made to invest resources and to assess performance. Products include linear modulation ("LM") and non-LM based radios, and products manufactured under contract for third parties. Services include subscriber revenues, royalties, equipment rental, and non-warranty repair. All prior year segment information has been restated to reflect the current year's structure of the Company's internal organization. The Company's geographic data from continuing operations for the nine months ended June 30, 1999 and 1998 ($'s in thousands) is presented below.

         Revenues are attributed to geographic areas by destination of the goods or services. Sales to European customers are reflected as European revenues. Radiocoms' sales to U.S. customers are reflected as U.S. sales.

                                                                     Revenues (Unaudited)

                                                                       9 Months ended
                                                                            June 30
                                                                 -------------------------------
                                                                      1999              1998
                                                                 -------------     -------------
GEOGRAPHIC AREAS
United States
    Unaffiliated                                                    $   12,983       $    11,980
    To foreign affiliates                                                    -                 -
Foreign
    Europe (primarily United Kingdom)                                    8,511            14,515
    To United States affiliates                                          6,343             2,818
Total sales between geographic areas                                    (6,343)           (2,818)
                                                                 -------------     -------------
    Consolidated Revenues                                           $   21,494       $    26,495
                                                                 =============     =============


                                                                    Long Term Assets (Unaudited)
                                                                 -------------------------------
                                                                      June 30,     September 30,
                                                                        1999              1998
                                                                 -------------     -------------
United States                                                       $   51,339       $    44,270
United Kingdom                                                           3,731             4,636
                                                                 -------------     -------------
    Total consolidated long term assets                             $   55,070       $    48,906
                                                                 =============     =============

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



SECURICOR

         IGC Acquisition Corp., a Delaware corporation ("Purchaser") and a wholly-owned subsidiary of Security Services plc, a public limited company incorporated under the laws of England and Wales ("Parent") and an affiliate of Securicor plc, has offered to purchase all of the outstanding shares of common stock, par value $.01 per share (the "Shares") of the Company at a price of $2.75 (later increased to $3.0125) per Share (the "Offer Price"), net to the seller in cash, without interest thereon and less any required transfer and withholding taxes, upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal dated June 16, 1999, as amended by the First Supplement and related Letter of Transmittal dated August 2, 1999 (the "Offer").

         The Offer is conditioned upon, among other things, there being validly tendered and not properly withdrawn prior to August 16, 1999 that number of Shares (not including Shares tendered by Parent, Purchaser or any affiliate of Parent) that represents at least a majority of the outstanding Shares (excluding Shares owned by Parent, Purchaser or any affiliate of Parent and any Shares held in Company employee stock plans that cannot be tendered pursuant to the terms of those plans). The minimum number of shares required would total approximately 8,182,999 Shares.

         The Offer was made pursuant to an Agreement and Plan of Merger, dated as of June 9, 1999, among Parent, Purchaser and the Company, as amended by Amendment No. 1 dated July 31, 1999 (the "Merger Agreement"). The Merger Agreement provides, among other things, for the commencement of the Offer by Purchaser and further provides that, subject to the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the "Surviving Corporation"). In the Merger, each outstanding Share (other than Shares held in the treasury of the Company, Shares owned by Parent, Purchaser or any affiliate of Parent, and Shares owned by stockholders who have properly exercised their appraisal rights under the Delaware General Corporation Law ("DGCL")) will be converted at the effective time of the Merger (the "Effective Time") into the right to receive the Offer Price in cash, without interest and less any required transfer and withholding taxes (the "Merger Consideration").

         Pursuant to a Support Services Agreement dated December 3, 1996, by and between the Company and Securicor, the Company agreed to obtain certain support and administrative services for SEL from Securicor and/or its affiliates for the purpose of enabling the Company to manage an orderly transition in its ownership of SEL during fiscal 1997. During fiscal 1997, approximately $0.7 million of support and administrative service costs

(including services of Edmund Hough, Intek Global's former Chief Executive Officer) were billed to Intek Global by Securicor. As of June 30, 1999, these costs remained unpaid by Intek Global.

         SEL sells products to Securicor. In the first nine months of fiscal year 1999, revenues from such sales were $1,496,000. Sales to Securicor during the first nine months of fiscal year 1998 were $2,266,000.



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

         The law firm Kohrman Jackson & Krantz performs legal services for the Company and its subsidiaries for which it received fees of approximately $33,000 and $60,000 during the first nine months of fiscal 1999 and 1998, respectively. In addition, Mr. Wasserman receives $2,000 per month as compensation for his services as the secretary of the Company.

         The law firm of Squire, Sanders & Dempsey L.L.P., which acquired the practice of Kelly & Povich, P.C., received fees of approximately $236,000 and $203,000 during the first nine months of fiscal 1999 and 1998, respectively. Mr. Kelly is a member of the Company's Board of Directors.

         The firm of Wareham Associates, Inc. provides management consulting and executive recruiting services to the Company for which it received fees of approximately $85,000 and $95,000 during the first nine months of fiscal 1999 and 1998, respectively.

         In December 1998, the Company retired $440,625 in debt related to the repurchase in March 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction.

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

(8)      DEBT

RELATED PARTY BORROWINGS

         In December 1997, the Company entered into a loan agreement ("December 1997 Facility") with Securicor replacing all prior loan agreements providing the Company the ability to borrow up to $29.5 million. The December 1997 Facility bears interest at 11.5% per annum, payable at June 30, 2003. Interest is accrued each month, and on June 30 of each year, is to be added to the principal amount outstanding. Principal payments are to be $0.5 million per month for 12 months beginning July 1, 2001, $1.0 million per month for 11 months beginning July 1, 2002, with the remaining balance due and payable on June 30, 2003. The obligations under the December 1997 Facility can be prepaid by the Company at any time in $1.65 million increments without penalty. The December 1997 Facility has to be repaid if Securicor ceases to be the beneficial owner of more than 50 percent of Intek Global common stock as a result of any transaction except the direct or indirect transfer of the Intek Global common stock by Securicor and also is subject to mandatory prepayments at the rate of 50 percent of the net proceeds of any financing by the Company exceeding $8.0 million. The December 1997 Facility contains a consolidated net worth covenant with which Securicor waived compliance until July 2000. Absent such waiver, as of June 30, 1999, the Company would not be in compliance with such covenant. The amount payable under the December 1997 Facility totaled $34.3 million at June 30, 1999, consisting of original principal borrowings of $29.5 million, and interest added to principal of approximately $4.8 million.

         In December 1998, the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company the ability to borrow up to $25 million. Loans provided under this convertible subordinated debt facility will accrue interest at the rate of 11.5 percent per annum. The loans advanced under the December 1998 Facility originally were scheduled to mature and become due on December 31, 1999, however, in connection with the execution and delivery of the Merger Agreement, the Company and Securicor amended the December 1998 Facility to extend the maturity date thereof to December 31, 2000 in the event the Merger Agreement is terminated. The rate of conversion, if the conversion feature is elected by Securicor, will be based on the market value of Intek Global common stock over specified periods. At June 30, 1999, the amount payable under the December 1998 Facility totaled $23.4 million, consisting of original principal borrowings of $22.5 million and interest added to principal of approximately $0.9 million.

         As a result of the above arrangements, as of June 30, 1999, related party borrowings will be repaid as follows (in thousands):


                  Fiscal Year
                  -----------
                    1999                                 $            -
                    2000                                         23,431
                    2001                                          1,500
                    2002                                          7,500
                    2003                                         25,280
                    Thereafter                                        -
                                                        ---------------
                                                         $       57,711
                                                        ===============

         During the first nine months of fiscal 1999 and 1998, interest expense for related party borrowings totaled approximately $3,612,000, and $1,233,000, respectively.



THIRD PARTY BORROWINGS

         In December 1997, Intek Global USA entered into a revolving credit facility ("Credit Facility") with a non-bank lender. The Credit Facility makes available $5.0 million through December 1999. Borrowings under the Credit Facility are secured by the assets of Intek Global USA and bear interest at 1.5% above the lender's base rate (as defined). The Credit Facility contains, among other covenants, a covenant relating to leverage, limitations on Intek Global USA's ability to repay intercompany indebtedness and repayment provisions related to change in control of Intek Global USA. The Company uses the Credit Facility for issuance of letter of credit commitments on behalf of Intek Global USA, and for borrowings for working capital. As of June 30, 1999, there was indebtedness outstanding of approximately $1.7 million and letter of credit commitments of $992,000 under this Credit Facility.

         In December 1997, Intek Global completed the acquisition of selected assets of Wireless Plus. The purchase price paid by the Company to Wireless Plus included a secured subordinated note in the amount of approximately $2.6 million bearing interest at the rate of 8% per annum payable annually. The note principal is payable in two equal annual installments due in February 1999 and February 2000. The first installment of $1.5 million was paid in February 1999 consisting of principal in the amount of $1.3 million and accrued interest in the amount of $0.2 million. As of June 30, 1999 the outstanding balance totaled $1.3 million.

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

         SEL has an overdraft agreement of 2.0 million pounds sterling (approximately U.S. $3.1 million) with a bank. Borrowings under the Agreement are unsecured at an adjustable rate of 1% over the prevailing U.K. base rate for borrowings up to the agreement limit. Borrowings in excess of the agreement limit are at 23%. The rate at June 30, 1999 was 6.5%. The Company uses the overdraft Facility for borrowings for working capital. As of June 30, 1999, there was indebtedness of approximately $3.6 million under this overdraft agreement.

         In addition, the Company has other borrowings related primarily to the acquisition of property and equipment from third parties in the aggregate amount of $344,000 at June 30, 1999.

         As a result of the above agreements, as of June 30, 1999, third party borrowings will be repaid as follows ($s in thousands):

                  Fiscal year
                  -----------
                  1999                                       $    3,620
                  2000                                            3,364
                  2001                                              304
                  2002                                               83
                  2003                                                3
                  Thereafter                                          -
                                                            -----------
                                                             $    7,374
                                                            ===========

(9)      COMMITMENTS

         SITE LEASES

         The Company has entered into site leases for the housing of radio base station equipment and antenna systems related to the Intek Global USA network. These leases may vary in term from monthly to 5 years with provisions for subsequent extensions upon the mutual agreement of the parties. In addition, the Company has lease commitments for office space, vehicles and office equipment. As of June 30, 1999, total future minimum lease payments are as follows ($'s in thousands):

                  Fiscal year
                  -----------
                  1999                                       $      698
                  2000                                            2,243
                  2001                                            1,373
                  2002                                              398
                  2003                                              130
                  Thereafter                                        140
                                                            -----------
                                                             $    4,982
                                                            ===========

         PURCHASE COMMITMENTS

         As of June 30, 1999, Intek Global USA had a purchase commitment with its main supplier of radios to purchase approximately $2.0 million of inventory, and a second commitment with another supplier of radios for contract manufacturing totaling approximately $0.9 million.

(10)     LEGAL PROCEEDINGS

         In connection with the Company's pending litigation (Scott, et al. versus Steingold et al.) described in the Company's quarterly report filed on form 10-Q for the quarter ended December 31, 1998, the Company reported that on December 14, 1998, the Intek Global Defendants filed a motion to dismiss the third amended complaint filed by the plaintiffs. On August 6, 1999, the Court granted in part and denied in part the Intek Global Defendants' motion to dismiss. Management of the Company has stated that in its opinion, this lawsuit will not have a material adverse effect on the Company's consolidated financial position or results of operations.

          The Company, Securicor plc and the Company's directors were named as defendants in a class action lawsuit filed on June 7, 1999 in the Court of Chancery of the State of Delaware following the Company's announcement on that day of an Offer to purchase all outstanding Shares by Purchaser. The complaint alleged, among other things, that the Company, Securicor plc and the Company Board suppressed the price of the Shares by, among other things, suppressing material information so that Securicor plc could purchase the publicly-held Shares at an inadequate price. The complaint alleged claims for breaches of fiduciary duty to the Company's public stockholders and sought injunctive relief, unspecified compensatory and/or rescissory damages, attorneys' fees and costs, and other relief relating to the Offer and the Merger.

         The Company, Securicor plc, and the Company's directors were named as defendants in a second class action lawsuit filed on June 11, 1999 in the Court of Chancery of the State of Delaware following the Company's announcements on June 7, 1999 of the Offer and on June 10, 1999 that the Company Board had approved the Offer. The complaint alleged that Securicor plc timed the Offer to take advantage of the investments made by the Company from its inception through 1998. The complaint alleged that the Company, Securicor plc and the Company's directors breached their fiduciary duties to the Company's public stockholders by offering to purchase the shares it does not already own for grossly inadequate consideration and without adequate procedural protections customarily afforded public stockholders under such circumstances. The complaint sought preliminary and permanent injunctive relief, unspecified compensatory and/or rescissory damages, and costs and disbursements, including attorneys' and experts' fees, relating to the Offer.

         The Company, Securicor plc and the Company's directors were named as defendants in a third class action lawsuit filed on June 17, 1999 in the Court of Chancery of the State of Delaware. The complaint, including the relief sought, is virtually identical to the class action complaint filed on June 11, 1999 that is described above.

         The plaintiffs in the class action lawsuit originally filed on June 7, 1999 filed an amended complaint on June 21, 1999. As indicated in the related notice of filing, the amended complaint is "in full substitution" of the prior complaint. The amended complaint alleges, among other things, that the Company, Securicor plc and the Company Board suppressed the price of the shares by, among other things, suppressing material information so that Securicor plc could purchase the publicly-held shares at an inadequate price. The amended complaint also alleged that the defendants breached their fiduciary duties to the Company's public stockholders and that the Schedule 14D-1 and Schedule 14D-9 relating to the Offer failed to disclose allegedly material information. The amended complaint sought injunctive relief, unspecified compensatory and/or rescissory damages, attorneys' fees and costs, and other relief relating to the Offer and the Merger.

         On July 8, 1999, counsel to the parties to the three pending class actions (the "Pending Actions") entered into a Memorandum of Understanding setting forth an agreement in principle regarding the potential settlement of the Pending Actions (the "Memorandum of Understanding"). Pursuant to the terms of the Memorandum of Understanding, the Offer Price and the Merger consideration was increased from $2.75 per share to $3.0125 per share. The Memorandum of Understanding provided that the contemplated settlement was subject to the plaintiffs in the Pending Actions taking two depositions on or before July 10, 1999. The plaintiffs then had the right to withdraw from the settlement within 96 hours following the completion of the depositions if they discovered material new facts as a result of the depositions that would, in the reasonable opinion of the plaintiffs' counsel, render the settlement not fair or adequate under the circumstances. The referenced depositions were taken on July 7 and July 8, 1999 and, on July 9, 1999, counsel to the plaintiffs informed Securicor plc that they had waived their right to withdraw from the settlement.

         The Memorandum of Understanding provides that, as promptly as reasonably practicable, (i) the defendants are to amend the Merger Agreement to reflect the increase in the Offer Price and the Merger consideration and (ii) the Offer to Purchase is to be amended to reflect the increased Offer Price and to extend the Expiration Date from midnight on July 14, 1999 to midnight on July 29, 1999 (subsequently agreed by the parties to be extended to a date initially during the first week of August 1999 and, thereafter, to August 3, 1999). The Merger Agreement was so amended by the First Amendment. The Memorandum of Understanding also provides that each of the named plaintiffs in the Pending Actions will cause all shares "owned" (as defined in Section 203(c)(9) of the DGCL) by such plaintiff to be tendered in the Offer.

         The Memorandum of Understanding requires that the parties to the Pending Actions attempt in good faith to agree upon and execute as soon as practicable (i) an appropriate Stipulation of Settlement (the "Stipulation") of all claims asserted in the complaints filed in the Pending Actions and all related claims described in the Memorandum of Understanding, and (ii) such other documentation as may be required to obtain any and all necessary or appropriate court approvals of the Stipulation, upon and consistent with the terms set forth in the Memorandum of Understanding. The Stipulation will provide for the dismissal of all such claims with prejudice. The Stipulation also will provide for the release of all claims of members of the plaintiff class, whether known or unknown, against the defendants in the Pending Actions and any of their present or former officers, directors, employees, agents, attorneys, accountants, financial advisors, commercial bank lenders, investment bankers, representatives, affiliates, associates, parents, direct and indirect subsidiaries, general partners, limited partners, partnerships, heirs, executors, administrators, successors and assigns (collectively, the "releasees"), whether under state or federal law, and whether directly, derivatively, representatively or arising in any other capacity, and in connection with, or that arise out of any claim that was or could have been brought against any of the releasees in any of the Pending Actions, and/or that relates in any way to (i) any claim that any action by any of the releasees, or any failure of any of the releasees to take any action, affected the price of the shares, (ii) the acquisition or ownership of equity securities of the Company or its affiliates by Securicor plc or any of the releasees, (iii) loans made to the Company or its affiliates by Securicor plc or any of the releasees
(iv) the fiduciary duties of any of the releasees to stockholders of the Company, (v) the announcement made by Securicor plc on January 19, 1999, (vi) the Offer, (vii) the Merger, (viii) the negotiation, consideration or formulation of the Offer or the Merger, (ix) the disclosure obligations of any of the releasees in connection with the Offer or the Merger or (x) any other claim, other than claims for appraisal of shares pursuant to Section 262 of the DGCL, relating in any way to any of the foregoing.

         The settlement contemplated by the Memorandum of Understanding is subject to "final court approval," which is defined to mean the issuance by the court of an order approving the settlement in accordance with the Stipulation, with such order being finally affirmed on appeal or no longer being subject to appeal.

         Pursuant to the Memorandum of Understanding, the Stipulation also will provide that if final court approval of the settlement and dismissal of the Pending Actions by the court with prejudice has been obtained in accordance with the Stipulation, the plaintiffs and their counsel of record in the Pending Actions will jointly apply to the court for an award of attorneys' fees and expenses (including, but not limited to, fees of plaintiffs' counsels' financial advisor) in an aggregate amount not to exceed $1,432,000. The Memorandum of Understanding provides that the plaintiffs and their counsel intend to request that plaintiffs' counsel be permitted to pay $10,000 of the foregoing fees as special payments to certain of the named plaintiffs (a total of $40,000). Defendants and their counsel agreed in the Memorandum of Understanding not to oppose plaintiffs' and plaintiffs' counsels' application for attorneys' fees, expenses and special payments to plaintiffs, provided that the application does not exceed the specified amounts. The Memorandum of Understanding further provides that, subject to certain conditions and any order of the court, any such attorneys' fees and expenses awarded by the court to plaintiffs and plaintiffs' counsel shall be paid by the Company (or any successor in interest).

         The Memorandum of Understanding, by its terms, will be null and void and of no force and effect if: (i) the Merger is not effectuated for any reason whatsoever or (ii) final court approval of the settlement does not occur for any reason.

         The Company, each of its directors, and Securicor plc have denied that they have engaged in any wrongdoing whatsoever, and have agreed to the settlement to eliminate the burden and expense of further litigation and to permit the Offer and the Merger to proceed without the risk of injunctive or other relief.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion sets forth certain factors which produced changes in the Company's results of operations during the first nine months of fiscal 1999 ended June 30, 1999 as compared with the same periods in the prior year as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 to this report and in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended September 30, 1998 (the "Annual Report"). Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented herein.

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

         The Company has positioned itself strategically as a vertically integrated provider of spectrum efficient technologies, products and services. In addition to incorporating the benefits of LM into its products which are sold to third parties and used on the Intek Global USA Network, the Company also licenses its technology to third party manufacturers. The Company has redirected its marketing campaign of the Intek Global USA Network from a national campaign to a focused specific geographic campaign. The Company has focused its direct sales effort in the top tier markets while developing marketing relationships with dealers and others in the middle and lower markets. The construction and expansion of the Intek Global USA Network, as well as equipment sales to third parties will be impacted by factors such as the FCC Phase II Licensing auction which concluded in November 1998. Intek Global has acquired two 10-channel nationwide, seven 15-channel regional, and 172 10-channel Economic Area ("EA"), or local, Business Radio airwave licenses. As part of a co-funding partnering arrangement with the NRTC, Intek Global shared with NRTC the approximately $12 million cost of the new licenses. The Company has requested FCC consent to assign one nationwide and certain EA licenses to NRTC, disaggregate six regional and one EA licenses and partition certain EA licenses to NRTC.

         The Company expects to incur operating losses and experience a negative cash flow from operations for at least one year, primarily because expenses related to the buildout of the Intek Global USA Network and the investment required to build the Intek Global USA subscriber base continues to exceed revenue.

         During the third quarter of fiscal 1998, the Company recorded a pre-tax restructuring charge of $1,613,000, as a result of management's approval of plans to consolidate and relocate certain administrative services functions and to eliminate and deconstruct certain communications sites related to its air time services product line. See note 3 to the financial statements included in the Company's Annual Report for additional discussions of the restructuring charge and the Cash Flow section of this MD&A for a summary of activities relating to the resulting reserve.

         During the fourth quarter of 1998, the Company determined that the recovery of the carrying value of its goodwill related to the Radiocoms Acquisition was not recoverable. Accordingly, the Company recorded a non-cash charge of $34.4 million to write-off the goodwill. See Note 2 to the financial statements included in the Company's Annual Report for additional discussion of the charge.

         RESULTS OF OPERATIONS

         The Company operates in a single industry segment: provision of spectrum-efficient wireless communication technology, products and services. Revenues are generated by product sales and the provision of services including communications, technology, and non-warranty repair.

         During the fourth quarter of fiscal 1998, Intek Global sold its non-core, U.K.-based land mobile radio distribution and maintenance assets ("ESU Assets") to Securicor Information Systems Limited ("SIS"), a subsidiary of Securicor Communications Limited ("Securicor"). The three and nine month periods ended June 30, 1998 include the results of ESU, while the three and nine month periods ended June 30, 1999 do not include the results of ESU.

NINE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO NINE MONTH PERIOD ENDED JUNE 30, 1998

REVENUES

         OVERVIEW

         Total revenues decreased by $5,001,000 (19%) from $26,495,000 for the first nine months of fiscal 1998 to $21,494,000 for the first nine months of fiscal 1999. Total ESU sales for the first nine months of fiscal 1998 were $8,748,000. After adjusting for the impact of the ESU business, total revenues increased by $3,747,000 (21%) for the nine month period. The increase was primarily due to product sales to NRTC $(2,023,000), technology transfer fees ($719,000), and increased system revenues ($462,000).

         PRODUCT SALES

         Product sales decreased by $2,232,000 (10%) from $21,347,000 to $19,115,000 before accounting for the impact of the disposed ESU business. Sales of site equipment and mobile radios for the first three quarters of fiscal 1999 were $11,138,000. Sales for the comparable period of fiscal 1998 were $13,266,000. However, sales of radios for the first nine months of fiscal 1998 included revenues of $4,296,000 by ESU. Excluding sales by ESU, sales of radios for the first nine months of fiscal 1998 were $8,970,000. Compared to the first nine months of 1998, the sales of site equipment and mobile radios for the first nine months of fiscal 1999 increased by $2,168,000 or 24%. In addition to radios sold during the period, $1,782,000 of radios were capitalized as subscribers have also been renting radios during the first nine months of fiscal 1999. Product sales to NRTC during the first nine months of fiscal 1999 totaled $2,023,000.

         Contract manufacturing increased by $694,000 (13%) from $5,399,000 during the first nine months of fiscal 1998 to $6,093,000 during the first nine months of fiscal 1999. The increase is primarily due to the increased capacity created by the transition of inter-company production from the UK to third party manufacturing in the United States.

         In November 1998, Intek Global announced a strategic alliance with NRTC to develop jointly 220 MHz narrowband business radio networks for NRTC member utilities across the country relying exclusively on LM-based equipment. NRTC members will be able to utilize the Roamer One brand under an exclusive royalty agreement to sell LM-based equipment and airtime services in their territories. As part of that agreement, the Company and NRTC entered into a five year non-binding agreement for NRTC to purchase up to $50.0 million of products from the Company. To date, a binding master purchase order for $5.0 million of products has been issued by NRTC. As of June 30, 1999, approximately $2,023,000 of revenues have been recognized relating to the master purchase order. See "Liquidity and Capital Resources --- Future Capital Needs and Resources".

         SERVICE INCOME

         Service revenues decreased by $2,769,000 (54%) from $5,148,000 during the first nine months of fiscal 1998 to $2,379,000 during the first nine months of fiscal 1999 before accounting for the impact of the disposed ESU business. After adjustment for the ESU disposition, service revenues increased by $1,406,000 (145%) in the first nine months of fiscal 1999 versus the same period in fiscal 1998.

         Subscriber revenues generated by Intek Global USA were $906,000 for the first three quarters of fiscal 1999, an increase of $462,000 compared to $444,000 for the first three quarters of fiscal 1998.

         Other service income includes royalties, equipment rental and non-warranty repair. These revenues for the first nine months of fiscal 1999 were $1,473,000, compared to $4,274,000 for the first nine months of fiscal 1998. ESU accounted for $3,745,000 of the total other service income in fiscal 1998. After adjusting for the impact of ESU, non-subscriber income increased $944,000 in fiscal 1999 primarily due to technology transfer fees of $719,000, and equipment rental revenues of $216,000.

COST OF GOODS AND SERVICES PROVIDED AND GROSS PROFIT MARGIN

         OVERVIEW

         On a consolidated basis, total cost of revenues decreased by $3,479,000 (or 17%) from $20,948,000 in the first three quarters of fiscal 1998 to $17,469,000 in the first three quarters of fiscal 1999. Excluding ESU from the first nine months of fiscal 1998, consolidated cost of revenues increased by $2,510,000 (17%) from $14,959,000 in fiscal 1998 to $17,469,000 in fiscal 1999.

         Consolidated Gross Profit decreased by $1,522,000 (or 27%) from $5,547,000 for the first three quarters of fiscal 1998 to $4,025,000 for the first three quarters of fiscal 1999. After adjusting the first nine months of fiscal 1998 for the effect of the ESU disposition, total gross profit increased by $1,237,000 (44%) from $2,788,000 in fiscal 1998 to $4,025,000 in fiscal 1999.
The gross profit increase is principally due to incremental subscriber and service revenues.

         COST OF PRODUCT SALES

         The cost of product sales for the first nine months of fiscal 1999 decreased by $1,542,000 from $15,566,000 (73% of sales) in the first nine months of fiscal 1998, to $14,024,000 (73% of sales). ESU's cost of product sales were $3,800,000 in fiscal year 1998. Excluding the impact of ESU, cost of product sales and product gross profit margins were favorably impacted by improved results of the contract manufacturing group in the UK, offset in part, by a decline in the profit margin relating to product sales in the United States.

         Product gross margin decreased during the first nine months of fiscal 1999 by $690,000 from $5,781,000 (27% of sales) during the first nine months of fiscal 1998 to $5,091,000 (27% of sales). The product gross margin contribution by ESU in the first three quarters of fiscal year 1998 totaled $773,000 (17% of sales). Excluding the contribution by ESU, the fiscal year 1998 product gross margin was $5,008,000 (30% of sales).

         COST OF SERVICE PROVIDED

         The cost of service provided decreased by $1,937,000 from $5,382,000 during the first three quarters of fiscal 1998 (105% revenues) to $3,445,000 during the first three quarters of fiscal 1999 (145% revenues). Service gross margin decreased by $832,000 from a loss of $234,000 (5% revenues) in fiscal year 1998 to a loss of $1,066,000 (45% revenues) in fiscal year 1999. The decline in service gross margin is entirely attributable to the sale of ESU which contributed $1,986,000 (48% revenues) during the first three quarters of 1998. Excluding the contribution by ESU, service gross margins were a negative $2,220,000 in fiscal year 1998.

         Cost of subscriber service revenue includes site and certain technical and customer support expenses, net of reimbursement received from the owners of licenses managed by the Company. Site expenses are primarily tower lease, telephone, and insurance. Technical support includes system monitoring and maintenance, consulting fees, travel and equipment rental required for optimizing and supporting the network of base stations. Customer support includes phone-based assistance to subscribers. Intek Global USA's cost of subscriber services provided amounted to $3,445,000 during the first three quarters of fiscal 1999, compared to $3,403,000 during the first three quarters of fiscal 1998.

OTHER OPERATING EXPENSES

         SALES AND MARKETING

         Sales and marketing expenses decreased by $2,034,000 (30%) from $6,741,000 during the first three quarters of fiscal 1998 (25% revenues) to $4,707,000 during the first three quarters of fiscal 1999 (22% revenues). The decrease is due to a redirection of the Company's marketing campaign related to the Intek Global USA Network from a national campaign to a focused specific geographic campaign. Sales and marketing expenses are primarily salaries and commissions, travel, advertising promotion, trade shows, and preparation of promotional materials.

         RESEARCH AND DEVELOPMENT

         Research and development expenses of $1,618,000 (8% revenues) for the first nine months of fiscal 1999 were $227,000 greater than the first nine months of fiscal 1998 expenses of $1,391,000 (5% revenues). The increase is due to product developments costs in the UK.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses of $11,691,000 (54% revenues) for the first three quarters of fiscal 1999 were $241,000 lower than the expenses of $11,932,000 (45% revenues) for the first three quarters of fiscal 1998. General and administrative expenses consist of salaries, consultants, office rent, legal, audit, public relations and shareholder relations costs, insurance, and recruiting. Excluding ESU, G&A expenses were $10,693,000 (60% of revenues) in 1998.

         DEPRECIATION AND AMORTIZATION

         Total depreciation and amortization decreased by $310,000 (7%) from $4,694,000 during the first nine months of fiscal 1998 to $4,384,000 during the first nine months of fiscal 1999. ESU recorded $649,000 of depreciation and amortization in fiscal 1998.

         STRATEGIC PLANNING CHARGES

         Strategic planning charges of $1,168,000 represent the costs incurred by the Company associated with the Merger Agreement and consists of investment banker services and legal fees. See "Note 7 - Related Party Transactions".

         RESTRUCTURING CHARGES

         The Company recorded $1,613,000 of restructuring charges during the third quarter of fiscal 1998. This reserve and the subsequent charges against it are discussed below under Liquidity and Capital Resources.

OPERATING LOSS

         Intek Global's operating loss was $19,543,000 for the first nine months of fiscal 1999, compared to a loss of $20,824,000 for the first nine months of fiscal 1998. In the first nine months of fiscal year 1998, ESU contributed profits of $264,000. After adjusting for the disposition of ESU and the non-recurring strategic planning charges in fiscal 1999, as well as $1,613,000 of restructuring charges taken during the third quarter of fiscal 1998, operating loss was $18,375,000 (85% of sales) in fiscal 1999 versus $19,475,000 (110% of sales) in fiscal year 1998.

INTEREST EXPENSE

         Interest expense for the first nine months of fiscal 1999 was $4,140,000 compared to $2,480,000 for the first nine months of fiscal 1998. Of the total, $460,000 is related to borrowings from third parties and $3,680,000 is related to borrowings from Securicor.

NET LOSS

         The consolidated net loss after taxes for the first nine months of fiscal 1999 was $23,856,000. The net loss for the first nine months of fiscal 1998 was $23,314,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash has been borrowings from Securicor.

         CASH FLOWS

         For the first nine months of fiscal 1999, the Company used $21,217,000 in cash for operating activities, $1,703,000 was spent for capital expenditures and $7,221,000 was spent for FCC licenses. The Company received $440,000 from the collection of a note related to the sale in December 1996 of non-core assets consisting of land and building owned by the Company. Through its financing activities, the Company obtained approximately $24,794,000 in new debt, of which $22,500,000 was from Securicor and the balance related to bank lines of credit. The Company retired $441,000 in debt related to the repurchase in March 1998 of 352,500 shares of Intek Global common stock from Simmonds Capital Limited in a private transaction. The Company also made the first of two installments on a secured subordinated note related to the acquisition of Wireless Plus in the amount of $1,500,000.

         In December 1998, the Company entered into an additional financing arrangement ("December 1998 Facility") with Securicor providing the Company with the ability to borrow up to $25 million. The arrangement provides that amounts outstanding bear interest at 11.5%, payable quarterly in cash or deferred at the Company's discretion. The loans advanced under the December 1998 Facility are scheduled to mature and become due on December 31, 1999, however, in connection with the execution and delivery of the Merger Agreement (see "Note 7 - Related
Party Transactions"), the Company and Securicor amended the December 1998 Facility to extend the maturity date thereof to December 31, 2000 in the event the Merger Agreement is terminated. Outstanding debt under the arrangement is convertible at any time at Securicor's discretion into the Company's common stock at various conversion prices. The conversion price for the first $12.5 million of amounts outstanding will be the average closing price for the last 20 trading days prior to the date the Company's Board of Directors approved the arrangement and the next $12.5 million of amounts outstanding will be set at the average closing price of the Company's common stock for the 20 trading days prior to the date of each draw by the Company comprising that amount. At June 30, 1999, the amount payable under the December 1998 Facility totaled $23.4 million.

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

                                     Staff      Office Lease     Site Lease     Equipment
                                   Reductions   Terminations    Terminations     Removal        Total
                                   ----------   ------------    ------------    ---------      -------

Balance at September 30, 1998       $   653       $   175         $   423        $   173       $ 1,424

Cash payments                          (290)          (48)            (98)           (24)         (460)
Balance at December 31, 1998            363           127             325            149           964

Cash payments                          (269)          (26)            (88)           (18)         (401)
Balance at March 31, 1999                94           101             237            131           563

Cash payments                           (91)           (9)            (72)           (20)         (192)
Adjustments                              84           (55)                                          29
Balance at June 30, 1999                 87            37             165            111           400


         The remaining balance of the restructuring reserve at June 30, 1999, is expected to be paid out by the end of fiscal 1999.

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

         The Company and NRTC entered into a Master Distribution Agreement, dated September 4, 1998 (the "Distribution Agreement"), to provide for the appointment of NRTC and the members of its cooperative ("Members") as distributors to purchase LM-based equipment (the "Contract Products") from the Company for resale to their customers in certain exclusive geographic areas. The Distribution Agreement targets the sale of approximately $50 million of Contract Products to NRTC and its Members over the first five years of the Distribution Agreement. As of June 30, 1999, NRTC and its Members have placed orders for approximately $5.0 million of Contract Products. NRTC and each of its Members will be authorized to use the "RoameR One" trademark and trade name in connection with resales of the Contract Products to their customers and may further elect to obtain the exclusive right to such use in designated geographic areas for an annual royalty fee ranging from $15,000 to $25,000, depending on the number of base stations constructed. The Distribution Agreement permits
NRTC and its Members to purchase the Contract Products at the lowest rate quoted or charged by Intek Global USA to any of its dealers or customers within the U.S. and also provides for a 0.5% discount on future purchases of Contract Products, if the amount of such purchases for the preceding year exceeds $10 million. In addition, NRTC has earned the right to purchase up to 200,000 shares of the Company's common stock and has been given conditional grants to purchase up to 1,050,000 additional shares of the Company's common stock. The conditional stock options will vest to NRTC, incrementally, based on the amount of Contract Products purchased over the term of the Distribution Agreement. The exercise price of stock options vested in the first two years is the lower of (a) $3.00 per share or (b) the average closing price for the 20 trading days immediately preceding the exercise date and the exercise price of options vested after the first two years is the average closing price for the 20 trading days immediately preceding the exercise date.

         Pursuant to the Distribution Agreement, NRTC LLC or its assignee has the right until October 22, 1999 to purchase from the Company any Company Phase I 220 MHz system and related assets that overlap eleven specified states for an amount equal to the Company's capitalized investment in the system plus a multiple of the monthly gross revenues from air subscription rights generated by the system. In May 1999, the Company entered into an agreement with NRTC's assignee for the sale of its Phase I assets in the State of Louisiana for a purchase price of $877,000, and for the sale of its Phase II Economic Area licenses in Louisiana for an additional $105,000. The sale is pending approval by the FCC and is anticipated to close by the end of the fourth quarter of fiscal 1999. In addition, the Company is currently negotiating similar transactions involving systems and licenses in four additional states.

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

         EFFECTS OF INFLATION

         The Company was not affected in any material respect by inflation during the first nine months of fiscal 1999 or 1998.

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

         Exposure to variability in foreign currency exchange rates
(primarily Japanese Yen) relating to foreign purchase commitments is managed periodically through the use of hedges. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currency. Based on the Company's overall foreign currency rate exposure at June 30, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of June 30, 1999, the Company had no outstanding forward exchange contracts.

PART II.

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

Item 2.  Changes In Securities.

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  Not applicable.


Item 3.  Defaults Upon Securities.  None


Item 4.  Submission of Matters to a Vote of Security Holders.  None.


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


EXHIBIT NO.

INDEX TO EXHIBITS


EXHIBIT NO.                                                                                                PAGE NO.
3.1(i)     Articles of Incorporation of Intek Global Corporation (the "Registrant")                             (3)

3.1(ii)    By-Laws of the Registrant                                                                            (2)

4.         Instruments defining the rights of security holders, including indentures                            (1)

10.1       Merger Agreement dated June 9, 1999 among IGC Acquisition Corp., Security
                       Services plc and the Company                                                             (4)

10.2       Amendment No. 1 to the Merger Agreement dated as of July 30, 1999 among IGC
                       Acquisition Corp., Security Services plc and the Company                                 (4)

15.        Letter re: Unaudited interim financial information                                                   (1)

18.        Letter re: Change of accounting principles                                                           (1)




19.        Report furnished to security holders                                                                 (1)

23.        Consents of experts                                                                                  (1)

24.        Power of attorney                                                                                    (1)

27.        Financial Data Schedule                                                                              (4)

99.        Additional exhibits                                                                                  (1)


(1)        Not Applicable.
(2) This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on April 17, 1995 (Commission File No. 0-9160), and incorporated herein by reference.
(3) This exhibit is contained in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on May 15, 1998 (Commission File No. 0-9160), and incorporated herein by reference.
(4)        Included in this report.


           (b) Reports on Form 8-K.

                  None

                    INTEK GLOBAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATED:   August 16, 1999


INTEK GLOBAL CORPORATION


By:      /s/ George A. Valenti
         ---------------------------------------
         George A. Valenti
         Chief Financial Officer